Form 10QSB
period 1996-03-31
NEWCARE HEALTH CORP
filed 1996-05-13
CIK 923020

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 1996
                                   --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from               to             .
                                   --------------   ------------

      Commission file number  0-24110
                             ------------------.


                           NEWCARE HEALTH CORPORATION
                           --------------------------
       (Exact name of small business issuer as specified in its charter)


                            CAMELBACK CAPITAL, INC.
                            -----------------------
                          (Former name of registrant)


                                     NEVADA
                                     ------
         (State or other jurisdiction of incorporation or organization)


                                   86-0594391
                                   ----------
                      (IRS Employer Identification Number)


                 3600 OAK MANOR LANE, BLDG. 4, LARGO, FL 34644
                 ---------------------------------------------
                    (Address of principal executive offices)


                                 (813) 586-4262
                                 --------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X  No
                                                                ---    ---

Number of shares outstanding of issuer's common stock as of May 13, 1996 was 10,667,524.

                           NewCare Health Corporation
                                     Index





Part I.          Financial Information                                                   PAGE

                 Item 1:   Financial Statements:

                           Condensed Consolidated Balance Sheets                           1

                           Condensed Consolidated Statements of Operations                 2

                           Condensed Consolidated Statements of Cash Flows                 3

                           Notes to the Condensed Consolidated Financial Statements        4

                 Item 2:

                           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                   7


Part II.         Other Information:


                 Item 1:
                           Legal Proceedings                                              11

                 Item 2:
                           Changes in Securities                                          11

                 Item 3:
                           Defaults Upon Senior Securities                                11

                 Item 4:
                           Submission of Matters to a Vote of Security Holders            11

                 Item 5:
                           Other Information                                              11

                 Item 6:
                           Exhibits and Reports on Form 8-K.                              11


                 Signature                                                                12

                 Index to Exhibits                                                        13

        PART I.  FINANCIAL INFORMATION

ITEM 1.                    NEWCARE HEALTH CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                MARCH 31,  DECEMBER 31,
                                                  1996        1995
                                                  ----        ----
                                               (UNAUDITED)
   ASSETS

Cash                                          $   210,122  $   201,639
Accounts receivable, net                        5,229,384    5,169,231
Inventory                                       1,335,099    1,169,404
Prepaid expenses                                  307,006      211,038
                                              -----------  -----------
TOTAL CURRENT ASSETS                            7,081,611    6,751,312

Property and equipment, net                    24,907,502   25,070,716
Excess of costs over net assets of
  businesses acquired and other assets, net     8,203,155    8,158,675
                                              -----------  -----------

TOTAL ASSETS                                  $40,192,268  $39,980,703
                                              ===========  ===========


   LIABILITIES AND SHAREHOLDER'S EQUITY


Bank overdraft                                $   318,376  $       -0-
Current portion of long-term debt               9,188,330    9,214,389
Notes payable                                   1,525,000    1,525,000
Line-of-credit                                    226,491      166,491
Accounts payable                                3,301,857    3,234,521
Accrued liabilities                             1,971,328    1,891,878
Deferred revenues                                  62,526       61,246
Estimated third-party settlements                  57,500       58,000
                                              -----------  -----------
TOTAL CURRENT LIABILITIES                      16,651,408   16,151,525

Estimated third-party settlements                 200,980      198,639
Long-term debt                                 15,886,454   16,260,560
                                              -----------  -----------
TOTAL LIABILITIES                              32,738,842   32,610,724

Capital stock authorized, $0.02 Par,
 50,000,000 shares; issued and outstanding
 1996 and 1995 - 10,667,524                       213,350      213,350
Paid-in capital                                 9,055,724    9,055,724
Accumulated deficit                            (1,765,648)  (1,849,095)
Less treasury stock                               (50,000)     (50,000)
                                              -----------  -----------

TOTAL SHAREHOLDERS' EQUITY                      7,453,426    7,369,979
                                              -----------  -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $40,192,268  $39,980,703
                                              ===========  ===========

          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           NEWCARE HEALTH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                      Three Months Ended
                                           March 31,
                                     1996             1995
                                     ----             ----
NET REVENUES                     $11,410,041       $8,034,332

COSTS AND EXPENSES:

  Compensation and related         5,334,141        3,258,200
  Operating and administrative     5,087,396        3,998,498
  Interest                           486,173          322,666
  Depreciation and amortization      398,884          337,978
                                 -----------       ----------
TOTAL COSTS AND EXPENSES          11,306,594        7,917,342
                                 -----------       ----------
INCOME BEFORE TAXES                  103,447          116,990
Provision for income tax             (20,000)             -0-
                                 -----------       ----------
NET INCOME                       $    83,447       $  116,990
                                 ===========       ==========

EARNINGS PER SHARE               $      0.01       $     0.01
                                 ===========       ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING       10,667,524        9,920,488
                                 ===========       ==========

          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           NEWCARE HEALTH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                          1996       1995
                                                          ----       ----
Net income                                            $   83,447  $  116,990
Depreciation and amortization                            398,884     337,978
Provision for bad debt                                   115,498      69,901
Changes in operating assets and liabilities:
 Accounts receivable                                     (60,153)    (54,801)
 Prepaid expenses                                        (95,968)     66,030
 Inventory                                              (165,695)    (64,561)
 Third-party settlements                                   1,841     (31,511)
 Accounts payable                                         67,336    (440,948)
 Other assets and liabilities, net                      (177,514)   (444,156)
                                                        --------    --------
   Net cash provided (used) by operating activities      167,676    (445,078)

INVESTING ACTIVITIES:


Purchase of property and equipment                      (126,269)   (121,653)
                                                        --------    --------
   Net cash used by investing activities                (126,269)   (121,653)

FINANCING ACTIVITIES:

Payments on long-term debt                              (900,165)   (341,840)
Use of bank overdrafts                                   318,376
Loan proceeds                                            560,000
Loan costs                                               (11,135)     (2,271)
                                                        --------    --------
   Net cash used by financing activities                 (32,924)   (344,111)
                                                        --------    --------

Net increase (decrease) in cash                            8,483    (910,842)
Cash at beginning of period                              201,639     926,157
                                                        --------    --------
Cash at end of period                                   $210,122    $ 15,315
                                                        ========    ========

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           NEWCARE HEALTH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

A.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated balance sheet as of March 31, 1996, unaudited condensed consolidated statements of operations for the three months ended March 31, 1996 and 1995, and unaudited condensed consolidated statements of cash flows for the three months ended March 31, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of condensed consolidated financial position and results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the operating results for the full year.


B.      EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares of common stock outstanding. Common share equivalents are not considered in the calculation of per share data when their inclusion would be anti-dilutive.


C.      ACQUISITIONS

On May 22, 1995, the Company acquired Cimerron Health Care, Inc. and Affiliates ("Cimerron"), which operates five skilled nursing facilities in Georgia.

On September 15, 1995, NewCare acquired through a lease Padgett Nursing Home, a 100-bed skilled nursing facility located in Tampa, Florida.


D.      ACCOUNTS RECEIVABLE

As of March 31, 1996, the Company's accounts receivable was $5,229,384, including an allowance for doubtful accounts of $674,674.


E.      INVENTORY

Inventory primarily consists of healthcare supplies and is stated at the lower of cost (FIFO) or market value.

F.      PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The cost of additions and substantial betterment of property and equipment is capitalized. The cost of maintenance and repairs of property and equipment is charged to operating expenses. Depreciation is provided using the straight-line method to allocate the cost of property and equipment over estimated lives, generally ranging from 3 to 40 years.

G.      OTHER ASSETS

Other assets consist primarily of excess of consideration paid over the fair value of net assets acquired in business combinations (Goodwill), organizational costs, deferred financing costs and certain other deferred expenses. Other assets are amortized using the straight-line method over the periods of expected benefit, generally 5 to 40 years.


H.      CURRENT PORTION OF LONG-TERM DEBT

The Company's current portion of long-term debt primarily consists of $4,273,000 relating to the Oak Manor facility's first mortgage, $420,000 for Oak Manor's second mortgage principal payments, $1,525,000 in short-term notes payable related to the Cimerron acquisition, and $2,667,000 notes payable related to the acquisition of Spectrum.


I.      LINE-OF-CREDIT

Spectrum has a revolving line-of-credit agreement with a financial institution which provides, among other things, for monthly interest payments at the financial institution's base rate plus one percent. Borrowings under the line-of-credit are limited to a maximum of $250,000, of which $226,491 was borrowed at March 31, 1996. Borrowings under the credit line are due on demand and are collateralized by Spectrum's accounts receivable, inventory, equipment and intangible assets.


J.      NOTES PAYABLE

The Spectrum purchase notes payable of $4,000,000.00 are due in three (3) equal payments of $1,333,333 on January 3, 1996 and September 1, 1996 and 1997 with interest of 8 7/8% paid monthly. The first payment, due January 3, 1996 has not been made and the Company is in negotiations with the Spectrum sellers to restructure this debt. The monthly interest payments and principal payments due September 1, 1996 and 1997 remain unchanged. At this time, no agreement has been reached and there can be no certainty that an agreement will be reached to renew or restructure the Spectrum notes. Management believes that the acquisition note holders will agree to restructure the Company's obligation on terms favorable to the Company. In the event the Company is unsuccessful in reaching an agreement to restructure this debt, this could have a material adverse impact upon the Company. The majority note holder is a Director and significant shareholder of the Company.

Notes were issued to a group of individuals for $1,525,000 to fund the purchase of the Cimerron Group in Georgia in May of 1995. The notes carry interest at 12% payable monthly, and was due on April 30, 1996 and has not been paid by the Company. A second mortgage on the Dania Nursing Home was given to the lenders as security for the debt. Refinancing of Dania is expected to be completed in June 1996 and the proceeds will be used to pay these notes. No firm commitment has been signed for this loan and there can be no certainty that such a commitment will be received and closed. The note holders are all shareholders of the Company and two (2) are Directors of the Company.

K.      INCOME TAXES

At December 31, 1995, the Company had net operating loss carryforwards of approximately $67,000 available to offset future taxable income through 2009. Provisions for income taxes for the three months ended March 31, 1996 were estimated at $20,000. As of December 31, 1994, the Company had a net operating loss carryforward. Accordingly, there was no provision for income taxes for the three months ended March 31, 1995.

L.      CAPITAL STOCK

The Company issued no shares during the three month period ended March 31, 1996.


M.      STOCK OPTIONS AND WARRANTS

In connection with the acquisition of a skilled nursing home in 1990, an option was issued to the seller to acquire up to 200,000 shares of common stock of American Nursing Homes, Inc. (a subsidiary of NewCare), at an exercise price of $1.00 per share. This option remains exercisable through December 1998.

During 1993, an option to acquire up to 33,500 shares of the Company's common stock at an exercise price of $2.24 per share was granted to an officer of the Company. This option remains exercisable through June 1998.

During September 1994, options were granted to the Company's President and Executive Vice-President to acquire up to 50,000 shares, each, of the Company's common stock at an exercise price of $4.75 per share. These options remain exercisable through September 1999.

In connection with the acquisition of Cimerron on May 22, 1995, the Company issued one (1) warrant for every $10.00 of short-term note. The Company issued 152,500 warrants which are exercisable for one (1) share each of the Company's common stock until June 1, 1998 with a stock purchase price of $3.50.


N.      RELATED PARTY TRANSACTIONS

In 1995, Karen Hagan, wife of Robert Hagan, a director of the Company, loaned $495,000 for real property in Georgia and provided refinancing for the Suncoast Nursing Home with a $600,000 mortgage. All notes bear interest at 10% and are interest only through various dates in 1997 and 1998.

O.      LEASE TERMINATION

In February 1996, the Company was notified by the lessor of Bay to Bay Nursing Home that its lease, which expires May 31, 1996, will not be renewed. The loss of this 75-bed skilled nursing facility is not expected to have an adverse effect on the Company's results of operations. For the three months ended March 31, 1996 this facility had an operating loss of $50,373 as compared to an operating profit of $58,261 for the same period in 1995. Revenues and occupancy percentages for the same periods decreased from $686,000 to $585,000 and 95.5% to 86.5% respectively.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Structure of Operations

NewCare Health Corporation currently operates through its three subsidiaries:
NewCare, Inc., Spectrum Health Services, Inc. (acquired September 1, 1994) and Cimerron Health Care, Inc. (acquired May 22, 1995). The Company operates eleven (11) skilled nursing facilities, six (6) in Florida by NewCare, Inc. and five (5) in Georgia by Cimerron, and has medical supply and pharmaceutical sales and service operations in Florida, Georgia, Kansas and Texas through Spectrum.


Events during the Three Months Ended March 31, 1996

The Registrant had net income of $83,447 for the three months ended March 31, 1996 compared to a net income of $116,990 for the same period in 1995.

On February 27, 1996, the Company announced that it had signed definitive agreements to be acquired through merger with Retirement Care Associates, Inc. (NYSE-RCA) for 2,650,000 shares of RCA common stock.

On April 12, 1996, the Company and Retirement Care Associates, Inc. agreed to cancel plans of a merger between the corporations. Retirement Care cited the Company's fourth quarter operating results as the reason for the merger withdrawal and indicated that the combination of the two firms would be dilutive to Retirement Care's earnings.

On January 17, 1996, Medicare Part B Financial Services notified Spectrum Health Services, Inc. that it was claiming a recapture of overpayments to Spectrum from the years 1990 through 1992 in the amount of $364,391.41. Interest is accruing at a rate 13.87% per annum. Spectrum has appealed this demand and is going through a series of appeals and an administrative hearing in an attempt to have this reversed. Spectrum has agreed to a series of payments of $22,540 per month during the appeal period. If a favorable ruling is received by Spectrum on its appeal, all monies paid in will be returned to Spectrum. It is the opinion of Management that the recapture should be reversed on appeal. There is no certainty that a favorable ruling will be received. If the ruling is unfavorable to Spectrum, the entire recapture amount plus interest must be repaid to Medicare Part B Financial Services.

Occupancy Levels and Payor Mix

The average occupancy level, based on licensed beds, for the Company's skilled nursing facilities during the three months ended March 31, 1996 and 1995 was 90% and 94% respectively. Excluding Central Tampa Nursing facility, which was leased in September 1995, occupancy for 1996 was 93%. As contemplated before Central Tampa was leased, a plan for renovating and adding to patient care areas for this facility is in process. These enhancements are expected to enhance Central Tampa's occupancy. The financing of this project is to be provided by the lessor.

The Company's nursing facility revenues, exclusive of assisted living, medical supply and pharmaceutical revenues, are divided into the following classes for payor mix:

                                        Three Months Ended
                                             March 31,
                                        1996          1995
                                        ----          ----
      Medicaid                           67%           60%
      Medicare                           12%           18%
      Private pay                        18%           16%
      Other Payors                        3%            6%
                                        ---           ---
                                        100%          100%

Medicaid is a major payor for the Company and it continues to have a significant impact in the long-term care industry. The Company received 79% of its 1996 nursing facility revenues from Medicaid and Medicare, compared to 78% for the same period in 1995. Future changes in these major payor programs could have a negative impact on the Company's operations and ultimately affect the Company's profitability.

     Results of Operations

The Registrant had net income of $83,447 and $116,990 for the three months ended March 31, 1996 and 1995 respectively. The Company's operating revenues and expenses have increased primarily due to its acquisition of Cimerron in May 1995, which was accounted for under the purchase method of accounting.

Net Revenues Revenues of the Registrant were $11,410,041 and $8,034,332 for the three months ended March 31, 1996 and 1995, increasing $3,375,709 or 42.0%. The revenues were approximately comprised of: NewCare, Inc. with $4,700,000 (41%), Spectrum with $3,890,000 (34%) and Cimerron with $2,820,000 (25%).

Operating Expenses Operating expenses for the three months ended March 31, 1996 and 1995 were 99.1% and 98.5% of revenues or $11,306,594 and $7,917,342, respectively. Operating expenses consist of compensation and related expenses, operating and administrative expenses, interest expenses, and depreciation and amortization expenses. Compensation and related expenses and operating and administrative expenses are the primary operating expenses of the Company. The operating and administrative expenses decreased, as a percentage of revenues, from 49.8% to 44.6% for the three month periods presented. Cimerron (acquired in May 1995), operates five (5) nursing homes in Georgia. NewCare added one nursing home in September 1995. The addition of these labor intensive nursing facilities primarily account for the percentage decrease in operating and and administrative expenses mentioned above and the increase in compensation related expenses below. As a result, the Company's compensation and related expenses have increased from 40.6% to 46.7% of revenues for the three month periods presented. The mix of operations, nursing home operations by NewCare and Cimerron, and medical and pharmaceutical sales and services by Spectrum, has significant affects on the composition of the Company's operating expenses.

Depreciation and amortization expenses for the three months ended March 31, 1996 and 1995 were $398,884 and $337,978, respectively. The change in the depreciation and amortization expenses was primarily due to the acquisitions of Cimerron in June 1995, as it resulted in increases in the Company's consolidated assets. Approximately $95,000 of depreciation and amortization expense for 1996 is related to the Cimerron acquisition. The assets of the Company are depreciated or amortized over their expected useful lives, ranging from 3 to 40 years.

Interest expenses were $486,173 for the three months ended March 31, 1996 and $322,666 for the same period in 1995. Approximately $217,000 of interest expense for 1996 is related to the Cimerron acquisition.

The Company's operating results may be affected by issues facing the long-term care industry, such as occupancy levels, nursing personnel availability, governmental reimbursement programs (Medicaid and Medicare), and the possible reforms that may be taken by the federal government. The Registrant's ability to manage costs, including compensation and related expenses, and payor mix can significantly affect its future profitability.

Seasonality The Company's revenues may fluctuate from quarter to quarter. Fluctuations are the result of seasonal occupancy changes, the number of calendar days per quarter and the timing of Medicaid and Medicare reimbursement rate changes for individual nursing facilities.

Inflation and Labor Supply Nursing facilities are labor intensive and can be affected by changes in wages and the supply of labor. Inflationary increases in wages can have adverse affects on the Registrant's skilled nursing operations in the short term until Medicaid and Medicare cost reports can be filed for appropriate reimbursement rate adjustments for individual nursing facilities. The supply of labor can have possible adverse affects on the Company's net results of operations.

     Capital Resources and Liquidity

The Company had net income of $83,447 for the three months ended March 31, 1996, with a net increase in cash of $8,483. Cash flows increased $167,676 from Operating Activities; decreased $126,269 from Investing Activities; and decreased $32,924 from Financing Activities, resulting in an ending Cash balance of $210,122 on March 31, 1996.

Net Cash provided by Operating Activities was $167,676 for the three months ended March 31, 1996. The Company's accounts payable increase of $67,336 was offset by an increase in accounts receivable of $60,153. Inventories increased by $165,695 during the three month period ended March 31, 1996. Depreciation and amortization was $398,884 and the provision for bad debts was $115,498.
The change in other assets and liabilities, net decreased cash by $177,514.

Net cash used by Investing Activities was $126,269 for the three months ended March 31, 1996 which consisted of purchases of property and equipment.

For the three months ended March 31, 1996, Financing Activities used net cash of $32,924. The Registrant made payments of $900,165 on long-term debt that were primarily for scheduled payments on the Company's mortgage debt and equipment loans. Included in these payments was a $500,000 note payable which matured in February 1996 and was refinanced with a loan from Retirement Care Associates, Inc. (RCA). In addition the Company received $60,000 from its line of credit and incurred bank overdrafts of $318,376.

Management believes that the existing cash and cash from operations will be sufficient to fund its continued operations, excluding debt service for the notes payable related to the acquisitions of Cimerron and Spectrum and the Oak Manor facility's first mortgage note due in September 1996 of $4,273,000. Current cash reserves are not adequate to fund the Company's obligations on the notes payable for the Spectrum acquisition, with three equal payments of $1,333,333 due on January 3, 1996 and September 1, 1996 and 1997. The Spectrum notes are primarily payable to a significant shareholder and Director of the Company. In addition, the Company will not be able to fund from current cash reserves its debt obligation of $1,525,000 in short-term notes related to the Cimerron acquisition, which are payable to shareholders of the Company. If needed, management believes that the Spectrum and Cimerron notes can be modified to extend the maturities of such notes to the long-term, thus reducing the Company's requirements on current cash reserves. There can be no certainty such modification can be completed. Management is negotiating with several lenders to refinance the Dania Nursing Home. The short term notes related to the Cimerron acquisition will be paid from this refinancing which Management expects to close in June 1996. No firm commitment has been secured by the Company at this time for this refinancing.

The Company's working capital (current assets less current liabilities) as of March 31, 1996 was a negative $9,569,797. Current liabilities of $16,651,408 consisted primarily of current portion of long-term debt of $9,188,330, notes payable of $1,525,000 and accounts payable of $3,301,857. Current assets include cash of $210,122, accounts receivable, net of $5,229,384 and inventory of $1,335,099.

     Plan of Operations

As discussed above in "Capital Resources and Liquidity," management believes that existing cash and cash from operations will be sufficient to fund its operations through the next twelve (12) months. In addition, the Company must make three equal principal payments of $1,333,333, on January 3, 1996 and September 1, 1996 and 1997, as a portion of the purchase price for the Spectrum acquisition, and has $1,525,000 in short-term notes payable on April 30, 1996 related to the acquisition of Cimerron. If needed, management believes that the Spectrum and Cimerron notes can be modified to extend the maturities of such notes to the long-term, thus reducing the Company's requirements on current cash reserves. NewCare anticipates expanding operations through acquisitions and contemplates that it may seek funding through some combination of sales of stock, debt financing or sale-leaseback financing in order to pay certain principal requirements, potential acquisition costs and to supply working capital needs for any new operations. The Company has not made arrangements for any such funding and no assurances can be given that such funding will be available on acceptable terms. Management is currently working with several lenders for the refinancing of its facilities to generate the capital needed to fund certain debt obligations and have capital available for expansion. Management is attempting to complete said financing by June 1996. No commitments have been received to date by Management for said refinancing and there is no certainty that such refinancing can, in fact, be obtained.

     Other Matters

The Company currently has no benefits that extend to former or inactive employees such as disability, layoff, death, or other benefits other than sick time benefits which accrue ratably based upon hours worked with certain maximum accrual amounts. These benefits, however, do not vest nor do they carry-over from year to year. Accordingly, the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standard ("FAS") no.106, "Employers' Accounting For Post-Retirement Benefits other than Pensions," do not apply. The Company currently does not provide any post-employment benefits, therefore FAS no. 112 does not apply.

PART II.        OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS

None

Item 2:  CHANGES IN SECURITIES


None

Item 3:  DEFAULTS UPON SENIOR SECURITIES


None

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None

Item 5:  OTHER INFORMATION

         On May 6, 1996, the Company filed a Registration Statement on Form SB-1 to register 714,286 shares of the Company's Common Stock on behalf of a selling shareholder, Karen Hagan. The shares were registered pursuant to a contract obligation related to the Cimerron acquisition. The Company will not receive any proceeds from the sale of shares of Common Stock by the selling shareholder, Karen Hagan. The SB-1 has not become effective and the Company anticipates filing an amendment or amendments to the Form SB-1. Such amendments will delay the effective date of the Registration Statement.



Item 6:  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:

3.1 Articles of Incorporation are incorporated herein by reference to Form 10-SB which was filed with the Commission on May 12, 1994.

3.2 By-Laws, as amended are incorporated herein by reference to Form 10-QSB which was filed with the Commission November 9, 1995.

13.1 The Company's annual report is incorporated herein by reference to Form 10-KSB which was filed with the Commission on March 29, 1996.

27       Financial Data Schedule (for SEC use only)

99.1 Press release on the Company's signing of definitive agreements to merge with Retirement Care Associates, Inc., dated February 27, 1996.

99.2 Press release on the Company's results of operations for the year ended December 31, 1995, dated April 1, 1996.

99.3 Press release on the cancellation of the proposed merger of the Company and Retirement Care Associates, Inc., dated April 12, 1996.

99.4 Press release on the Company's results of operations for the three months ended March 31, 1996, dated May 10, 1996.

(b)      Reports on Form 8-K:

The Company filed a current report on Form 8-K on March 4, 1996, exhibiting the Agreement and Plan of Merger and two (2) press releases pertaining to Retirement Care Associates, Inc.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   NewCare Health Corporation



                                   By:  /s/ Henry H. Sherrill, Jr.
                                      --------------------------
                                      Henry H. Sherrill, Jr., Principal
                                      Financial and Chief Accounting Officer
                                      and Authorized Signatory for the
                                      Registrant





Date:  May 13, 1996

                              INDEX TO EXHIBITS                       PAGE
                                                                      ----
Attached Exhibits

27    Financial Data Schedule (for SEC use only)

99.1  Press release on the Company's signing of definitive              14
      agreements to merge with Retirement Care Associates, Inc., dated February 27, 1996.

99.2  Press release on the Company's results of operations for          15
      the year ended December 31, 1995, dated April 1, 1996.

99.3  Press release on the cancellation of the proposed merger of       16
      the Company and Retirement Care Associates, Inc., dated
      April 12, 1996.

99.4  Press release on the Company's results of operations for the      17
      three months ended March 31, 1996, dated May 10, 1996.



Incorporated by Reference



3.1 Articles of Incorporation are incorporated herein by reference to Form 10-SB which was filed with the Commission on May 12, 1994.

3.2 By-laws, as amended are incorporated herein by reference to Form 10-QSB which was filed with the Commission November 9, 1995.

13.1 The Company's annual report is incorporated herein by reference to Form 10-KSB which was filed with the Commission on March 29, 1996.