Form 10QSB
period 1996-06-30
NEWCARE HEALTH CORP
filed 1996-08-14
CIK 923020

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended   June 30, 1996
                                    ---------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from                     to                 .
                                     -------------------    ----------------

       Commission file number    0-24110   .
                              -------------

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


Number of shares outstanding of issuer's common stock as of August 13, 1996 was 11,042,524.

                           NewCare Health Corporation
                                     Index


Part I.          Financial Information                                                     PAGE
- -------                                                                                    ----
                 Item 1:  Financial Statements:

                          Condensed Consolidated Balance Sheets                             1

                          Condensed Consolidated Statements of Operations                   2

                          Condensed Consolidated Statements of Cash Flows                   3

                          Notes to the Condensed Consolidated Financial Statements          4

                 Item 2:  Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                     8


Part II.                  Other Information:
- --------

                 Item 1:  Legal Proceedings                                                 16

                 Item 2:  Changes in Securities                                             16

                 Item 3:  Defaults Upon Senior Securities                                   16

                 Item 4:  Submission of Matters to a Vote of Security Holders               16

                 Item 5:  Other Information                                                 16

                 Item 6:  Exhibits and Reports on Form 8-K.                                 16


                 Signature                                                                  17

                 Index to Exhibits                                                          18

NewCare Health Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

                                          ASSETS

                                                             (Unaudited)
                                                                June 30,           December 31,
                                                                    1996                   1995
Current Assets
   Cash and cash equivalents                                 $   386,518            $   201,639

   Accounts receivable, net of allowance
      for doubtful accounts of $308,330                        4,887,959              5,169,231

   Inventory                                                   1,160,662              1,169,404
   Prepaid expenses                                              214,270                211,038
                                                             -----------            -----------
                            Total current assets               6,649,409              6,751,312

Property and equipment, net                                   24,689,343             25,070,716

Excess of costs over net assets of businesses
   acquired, net of accumulated amortization
   of $466,105                                                 6,825,823              6,925,531

Other assets, net                                              1,277,386              1,233,144
                                                             -----------            -----------
                                                             $39,441,961            $39,980,703
                                    Total assets             ===========            ===========


             LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities
   Current maturities of long-term debt                      $ 6,765,851            $ 9,214,389
   Notes payable                                               1,525,000              1,525,000
   Borrowings under line-of-credit                               244,491                166,491
   Accounts payable                                            3,064,725              3,234,521
   Accrued liabilities                                         1,871,249              1,891,878
   Deferred revenue                                               64,225                 61,246
   Estimated third-party payor settlements                        57,500                 58,000
                                                             -----------            -----------
                       Total current liabilities              13,593,041             16,151,525

Estimated third-party payor settlements                          180,289                198,639

Deferred income taxes                                            194,000                    ---

Deferred interest payable                                        126,000                    ---

Long-term debt                                                16,835,663             16,260,560

Shareowners' equity
   Common stock, $.02 par value; 50,000,000
      shares authorized; 11,042,524 issued
      and outstanding                                            220,850                213,350
   Additional paid-in capital                                  9,573,224              9,055,724
   Accumulated deficit                                        (1,231,106)            (1,849,095)
                                                             -----------            -----------
                                                               8,562,968              7,419,979
   Less treasury shares (70,168 shares), at cost                 (50,000)               (50,000)
                                                             -----------            -----------
                       Total shareowners' equity               8,512,968              7,369,979
                                                             -----------            -----------
       Total liabilities and shareowners' equity             $39,441,961            $39,980,703
                                                             ===========            ===========

See notes to condensed consolidated financial statements.

NewCare Health Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

                                                   (Unaudited)           (Unaudited)          (Unaudited)         (Unaudited)
                                               Three months ended     Three months ended    Six months ended    Six months end
                                                  June 30, 1996         June 30, 1995        June 30, 1996       June 30, 1995
                                                ----------------       ---------------       --------------      --------------
Net revenues                                        $10,812,504           $ 9,372,200          $22,222,545         $17,406,532

Costs and expenses:
   Compensation and related                           5,045,700             3,749,984           10,379,841           7,008,184
   Operating and administrative                       4,772,733             4,610,053            9,860,129           8,608,551
   Interest                                             493,503               418,050              979,676             740,716
   Depreciation and amortization                        443,694               396,560              842,578             734,538
                                                    -----------           -----------          -----------         -----------
                   Total costs and expenses          10,755,630             9,174,647           22,062,224          17,091,989
                                                    -----------           -----------          -----------         -----------
Net income before income taxes and
     gain on restructuring of debt                       56,874               197,553              160,321             314,543
Provision for income tax                                 20,000                   ---               40,000                 ---
                                                    -----------           -----------          -----------         -----------
Net income before gain on restructuring
     of debt                                             36,874               197,553              120,321             314,543
Gain on restructuring of debt, net of
     income taxes of $194,000                           497,668                   ---              497,668                 ---
                                                    -----------           -----------          -----------         -----------
                                 Net income         $   534,542           $   197,553          $   617,989         $   314,543
                                                    ===========           ===========          ===========         ===========




Income per common share before gain on
     restructuring of debt                          $      0.00           $      0.02          $      0.01         $      0.03
Gain on restructuring of debt, net of
     income taxes                                          0.05                  0.00                 0.05                0.00
                                                    -----------           -----------          -----------         -----------
                         Earnings per share         $      0.05           $      0.02          $      0.06         $      0.03
                                                    ===========           ===========          ===========         ===========



Weighted average number of
   common shares outstanding                         10,667,524            10,301,381           10,667,524          10,115,372
                                                    ===========           ===========          ===========         ===========

See notes to condensed consolidated financial statements.

NewCare Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 1996 and 1995

                                                                             1996              1995
                                                                      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $   617,989       $   314,543
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
      Depreciation and amortization                                       842,578           734,538
      Provision for bad debts                                             222,086            17,400
      Gain on debt restructuring, net of income taxes and
         deferred interest payable                                       (623,668)              ---
      Changes in assets and liabilities
         Accounts receivable                                               59,186          (414,055)
         Inventories                                                        8,742           (35,872)
         Prepaid expenses                                                  (3,232)           60,887
         Estimated third party settlements                                (18,850)          (89,711)
         Accounts payable                                                (169,796)         (272,851)
         Changes in other assets and liabilities, net                     (58,529)           81,579
                                                                      -----------       -----------
Net cash provided by (used in) operating activities                       876,506           396,458

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of affiliates, net
      of cash acquired                                                        ---        (1,612,200)
Net purchases of property and equipment                                  (166,019)         (353,782)
                                                                      -----------       -----------
Net cash used in investing activities                                    (166,019)       (1,965,982)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of borrowings                                           (1,092,473)         (848,916)
Loan proceeds                                                             578,000         1,579,250
Loan costs                                                                (11,135)           (2,271)
                                                                      -----------       -----------
Net cash provided by (used in) financing activities:                     (525,608)          728,063
                                                                      -----------       -----------
Net increase (decrease) in cash and cash equivalents                      184,879          (841,461)

Cash and cash equivalents at beginning of period                          201,639           926,157
                                                                      -----------       -----------

Cash and cash equivalents at end of period                            $   386,518       $    84,696
                                                                      ===========       ===========

See notes to condensed consolidated financial statements.

                           NEWCARE HEALTH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

A.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated balance sheet as of June 30, 1996, unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 1996 and 1995, and unaudited condensed consolidated statements of cash flows for the six months ended June 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company's annual report on Form 10-KSB/A-1 for the year ended December 31, 1995. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of condensed consolidated financial position and results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

B.       EARNING PER SHARE

Earnings per share are based on the weighted average number of common stock outstanding. Common share equivalents are not considered in the calculation of per share data when their inclusion would be anti-dilutive.

C.       ACQUISITIONS

On May 22, 1995, the Company acquired Cimerron Health Care, Inc. and Affiliates ("Cimerron"), which operates five skilled nursing facilities in Georgia.

On September 15, 1995, NewCare acquired through a lease Padgett Nursing Home, a 100-bed skilled nursing facility located in Tampa, Florida. This facility is operated as Central Tampa Nursing Home.

D.       ACCOUNTS RECEIVABLE

As of June 30, 1996, the Company's accounts receivable was $4,887,959, including an allowance for doubtful accounts of $308,330.

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

G.       OTHER ASSETS

Other assets consist primarily of excess consideration paid over the fair value of net assets acquired in business combinations (goodwill), organization costs, deferred financing costs and certain other deferred expenses. Deferred financing cost are amortized using a method approximating the effective interest method over the terms of the related borrowing. The other intangible assets are amortized using the straight-line method over the periods of expected benefit, generally 5 to 40 years. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized.

H.       CURRENT PORTION OF LONG-TERM DEBT

The Company's current portion of long-term debt consists of $4,225,447 relating to the Oak Manor facility's first mortgage, $420,000 for Oak Manor's second mortgage, $1,500,000 notes payable related to the acquisition of Spectrum, and other debt of $620,404.

I.       LINE-OF-CREDIT

Spectrum has a revolving line-of-credit agreement with a financial institution which provides, among other things, for monthly interest payments at the financial institution's base rate plus one percent. Borrowing under the line-of-credit are limited to a maximum of $250,000, of which $244,491 was borrowed at June 30, 1996. Borrowing under the credit line is due on demand and is collateralized by Spectrum's accounts receivable, inventory, equipment and intangible assets.

J.       NOTES PAYABLE

The Company did not make payment of $1,333,333 of the Spectrum acquisition notes payable on January 2, 1996. The acquisition notes were primarily payable to a Director and significant shareholder of the Company. The Company and the holders of these notes executed an agreement restructuring the notes on June 25, 1996. This agreement has been approved by the Board of Directors of the Company. The agreement provides for a significant reduction of the cash payable and payment terms on the Spectrum acquisition notes. Total debt of $5,618,672 related to the Spectrum acquisition has been replaced with $5,000,000 of notes and capital. The notes are payable as follows: $1,500,000 due September 24, 1996; $450,000 due January 1, 1998; $450,000 due January 1, 1999; and $1,850,000 payable in quarterly installments commencing January 1997 based on the Spectrum subsidiary's operating results and cash flow. In addition, the Company issued 375,000 shares of common stock to the holders of the Spectrum notes. The $1,500,000 and $1,850,00 notes do not bear interest. Both $450,000 notes bear interest at 8% payable monthly. The quarterly payments relating to the $1,850,000 payment referred to above is the lesser of (a) 70% of the first $900,000 of Spectrum's net profits for that quarter; or (b) 70% of the first $900,000 of net cash flow generated by Spectrum from operations during that quarter. To the extent that net profits or net cash flow exceed $900,000 for a quarter, 100% of the amounts over $900,000 are also payable. These notes have no maturity date and are secured by a pledge of the outstanding stock of Spectrum and by a third mortgage on the Oak Manor facility. A default on the restructuring agreement by the Company could have a material adverse impact upon the Company.

Notes were issued to a group of individuals for $1,525,000 to fund the purchase of the Cimerron Group in Georgia. The notes carry interest at 12% payable monthly, and were due on April 30, 1996, and have not ben paid by the Company. A second mortgage on the Dania Nursing Home was given to the lenders as security for the debt. Refinancing of Dania is expected to be completed in September 1996 and the proceeds will be used to pay these notes. As discussed under "Capital Resources and Liquidity", no firm commitment has been signed for this loan and there can be no certainty that such a commitment will be received and closed. The note holders are all shareholders of the Company and two (2) are Directors of the Company. Failure to refinance the Dania nursing facility could have a material adverse affect upon the Company.

K.       INCOME TAXES

At December 31, 1995, the Company had net operating loss carryforwards of approximately $67,000 available to offset future taxable income through 2009. Provisions for income taxes for the six months ended June 30, 1996 were estimated at $40,000. In addition, deferred income taxes of $194,000 was provided for in respect to the gain on restructuring of debt of $691,668. As of December 31, 1994, the Company had a net operating loss carryforward. Accordingly, there was no provision for income taxes for the six month period ended June 30, 1995.

L.       CAPITAL STOCK

In accordance with the restructuring of the Spectrum acquisition notes on June 25, 1996, the Company issued 375,000 shares. No other shares were issued during the six month period ended June 30, 1996.

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

In connection with the acquisition of Cimerron on May 22, 1995, the Company issued 152,000 warrants which are exercisable for one (1) share each of the Company's common stock until June 1, 1998 with an exercise price of $3.50.

N.       RELATED PARTY TRANSACTIONS

In 1995, Karen Hagan, wife of Robert Hagan, a director of the Company, loaned $495,000 to the Company for its purchase of real property in Georgia and provided refinancing for the Suncoast Nursing Home with a $600,000 mortgage. All notes bear interest at 10% and are interest only through various dates in 1997 and 1998.

O.       LEASE TERMINATION

The lease on Bay to Bay Nursing Home expired on May 31, 1996 and was not renewed. The loss of this 75-bed skilled nursing facility is not expected to have an material adverse effect on the Company's operations. For the six months ended June 30, 1996 this facility had an operating loss of $33,866 as compared to an operating profit of $80,126 for the same period in 1995.

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Structure of Operations

NewCare Health Corporation currently operates through its three subsidiaries:
NewCare, Inc., Spectrum Health Services, Inc. (acquired September 1, 1994) and Cimerron Health Care, Inc. (acquired May 22, 1995). The Company operates ten
(10) skilled nursing facilities, five (5) in Florida by NewCare, Inc. and five
(5) in Georgia by Cimerron, and has medical supply and pharmaceutical sales and service operations in Florida, Georgia, Kansas and Texas through Spectrum. Separate industry segment information in respect to Spectrum is provided below.


Events during the Three Months Ended June 30, 1996

The Registrant had net income of $534,542 for the three months ended March 31, 1996, including a gain from restructuring of debt, net of income taxes of$497,668, compared to net income of $197,553 for the same period in 1995.


As mentioned in the notes to condensed consolidated financial statements, the Company did not make payment of $1,333,333 of the Spectrum acquisition notes payable on January 2, 1996. The acquisition notes were primarily payable to a Director and significant shareholder of the Company. As mentioned previously, the Company and the holders of these notes executed an agreement restructuring the notes on June 25, 1996. This agreement has been approved by the Board of Directors of the Company. A default on the restructuring agreement by the Company could have a material adverse impact upon the Company.


Notes were issued to a group of individuals in the principal amount of $1,525,000 to fund the purchase of the Cimerron Group in Georgia. The notes carry interest at 12% payable monthly, and were due on April 30, 1996, and have not ben paid by the Company. A second mortgage on the Dania Nursing Home was given to the lenders as security for the debt. Refinancing of Dania is expected to be completed in September 1996 and the proceeds will be used to pay these notes. The note holders are all shareholders of the Company and two (2) are Directors of the Company. Failure to refinance the Dania nursing facility could have a material adverse affect upon the Company.

As discussed under "Capital Resources and Liquidity", the Company is negotiating with several lenders to refinance three nursing facilities . However, no firm commitment has been signed and there can be no certainty that such a commitment will be received and closed.

On January 17, 1996, Medicare Part B Financial Services notified Spectrum Health Services, Inc. that it was claiming a recapture of overpayment to Spectrum from the years 1990 through 1992 in the amount of $364,391.41. On appeal this claim was reduced to $85,955.26. Interest is accruing at a rate 13.87% per annum. Spectrum has appealed this demand and is going through a series of appeals and an administrative hearing in an attempt to have this reversed. Spectrum has agreed to a series of payments of $22,540 per month during the appeal period. In addition, during the three months ended June 30, 1996, Spectrum recorded an allowance for this claim of $86,000, with a corresponding reduction in income for the period. If a favorable ruling is received by Spectrum on its appeal, all monies paid in will be returned to Spectrum, and the allowance mentioned above will be adjusted accordingly. Management feels it has a very strong case and the recapture should be reversed. However, there is no certainty that such a favorable ruling will be received. If the ruling is unfavorable, then Spectrum would have to pay all the funds plus interest to Medicare Part B Financial Services.

On July 23, 1996, the Company received correspondence from Ms. Karen Hagan which purported to exercise an option pursuant to Section 8(c) of the Supplemental Agreement among NewCare Health Corporation, et al. dated May 22, 1995 (the "Supplemental Agreement"). Section 8(c) of the Supplemental Agreement provided that if the shares held by Ms. Hagan were not contained in a registration statement filed with the United States Securities and Exchange Commission prior to April 30, 1996, Ms. Hagan would have the option to require the Company to purchase all of Ms. Hagan's shares of NewCare stock for $2,500,000 within 60 days after receipt by NewCare of written notice of the exercise of the option. NewCare filed a registration statement containing Ms. Hagan's shares on May 6, 1996. It is management's opinion that the option contained in Section 8(c) of the Supplemental Agreement is not available to Ms. Hagan because Ms. Hagan failed to timely execute the registration statement and thereby delayed its filing date. By letter dated August 2, 1996, the Company was informed that Ms. Hagan had retained legal counsel to represent her in this matter. Ms. Hagan is a significant shareholder of the Company and wife of Robert Hagan, a director of the Company.

Occupancy Levels and Payor Mix

The average occupancy level, based on licensed beds, for the Company's skilled nursing facilities during the six months ended June 30,1996 and 1995 was 89% and 93% respectively. Excluding Central Tampa Nursing facility, which was leased in September 1995, occupancy for the six months ended June 30, 1996 was 93%. As contemplated before Central Tampa was leased, a plan for renovating and adding to patient care areas for this facility is in process. These enhancements are expected to enhance Central Tampa's occupancy. The financing of this project is to be provided by the lessor.

The Company's nursing facility revenues, exclusive of assisted living, medical supply and pharmaceutical revenues, are divided into the following classes for payor mix:

                                                                       Six Months Ended
                                                                            June 30,
                                                                     1996             1995
                                                                     ----             ----
                 Medicaid                                             77%             69%
                 Medicare                                             12%             11%
                 Private pay                                           7%             15%
                 Other Payors                                          4%              5%
                                                                     ---             ---
                                                                     100%            100%


Medicaid is a major payor for the Company and it continues to have a significant impact in the long-term care industry. The Company received 89% of its nursing facility revenues for the six months ended June 30, 1996 from Medicaid and Medicare, compared to 80% for the same period in 1995. Future changes in these major payor programs could possibly have a negative impact on the Company's operations and ultimately can affect the Company's profitability.

         Results of Operations

The Registrant had net income of $617,989, including a gain from restructuring of debt, net of income taxes of $497,668, and $197,533 for the six months ended June 30, 1996 and 1995 respectively. The Company's operating revenues and expenses have increased primarily due to its acquisition of Cimerron in May 1995, which was accounted for under the purchase method of accounting.

Net Revenues Revenues of the Registrant were $22,222,545 and $17,406,532 for the six months ended June 30, 1996 and 1995, increasing $4,816,010 or 28.0%. The revenues were approximately comprised of: NewCare, Inc. with $9,233,000 (42%), Spectrum with $7,353,000 (33%) and Cimerron with $5,637,000 (25%).

Operating Expenses Operating expenses for the six months ended June 30, 1996 and 1995 were 99.3% and 98.2% of revenues or $22,062,224 and $17,091,989, respectively. Operating expenses consist of compensation and related expenses, operating and administrative expenses, interest expenses, and depreciation and amortization expenses. Compensation and related expenses and operating and administrative expenses are the primary operating expenses of the Company. The operating and administrative expenses decreased, as a percentage of revenues, from 49.5% to 44.4% for the six month periods presented. The Company's compensation and related expenses have increased from 40.3% to

46.7% of revenues for the six month periods presented. The mix of operations, nursing home operations by NewCare and Cimerron, and medical and pharmaceutical sales and services by Spectrum, has significant affects on the composition of the Company's operating expenses.

Depreciation and amortization expenses for the three months ended June 30, 1996 and 1995 were $842,578 and $734,538, respectively. The change in the depreciation and amortization expenses was primarily due to the acquisitions of Cimerron in May 1995, as it resulted in increases in the Company's consolidated assets. Approximately $186,000 of depreciation and amortization expense for 1996 is related to the Cimerron acquisition. The assets of the Company are depreciated or amortized over their expected useful lives, ranging from 3 to 40 years.

Interest expenses were $979,676 for the six months ended June 30, 1996 and $740,716 for the same period in 1995. Approximately $420,000 of interest expense for 1996 is related to the Cimerron acquisition.

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

Industry Segment Information

The Company operates principally in two industries: the operation of skilled nursing facilities and, through its Spectrum subsidiary, the sale of medical equipment, supplies and services to the long term health care industry.

                                                                      Six Months Ended
                                                                        June 30, 1996
                                                                        (in Thousands)
Net revenues from nonaffiliated customers:
         Skilled nursing facilities                                          $14,871
         Spectrum                                                              7,946
                                                                             -------
                                                                              22,817
         Spectrum intersegment sales                                             594
                                                                             -------
                                                                             $22,223
                                                                             =======

Net income (loss) before gain from
         debt restructuring:
         Skilled nursing facilities                                          $   260
         Spectrum                                                               (100)
                                                                             -------
                                                                             $   160
                                                                             =======

Assets:
         Skilled nursing facilities                                          $33,978
         Spectrum                                                              5,683
                                                                             -------
                                                                              39,661
         Eliminations                                                            219
                                                                             -------
                                                                             $39,442
                                                                             =======

Depreciation and amortization:
         Skilled nursing facilities                                          $   555
         Spectrum                                                                288
                                                                             -------
                                                                             $   843
                                                                             =======

Capital expenditures:

         Skilled nursing facilities                                          $   109
         Spectrum                                                                 57
                                                                             -------
                                                                             $   166
                                                                             =======


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

         Capital Resources and Liquidity

The Company had net income of $617,989 for the six months ended June 30, 1996, with a net increase in cash of $184,879. Cash flows increased $876,506 from Operating Activities; decreased $166,019 from Investing Activities; and decreased $525,608 from Financing Activities, resulting in an ending Cash balance of $386,518 on June 30, 1996.

Net Cash provided by Operating Activities was $876,505 for the six months ended June 30, 1996. The Company's accounts payable decreased by $169,796 while accounts receivable decreased by $59,186. Inventories decreased by $8,742 during the six month period ended June 30, 1996. Depreciation and amortization was $842,578 and the provision for bad debts was $222,086. The change in other assets and liabilities, net decreased cash by $58,529.

Net cash used by Investing Activities was $166,019 for the six months ended June 30, 1996 which consisted of purchases of property and equipment.

For the six months ended June 30, 1996, Financing Activities used net cash of $525,608. The Registrant made payments of $1,092,473 on long-term debt that were primarily for scheduled payments on the Company's mortgage debt and equipment loans. Included in these payments was a $500,000 note payable which matured in February 1996 and was refinanced with a loan from Retirement Care Associates, Inc. (RCA). In addition the Company received $78,000 from its line of credit.

Management believes that the existing cash and cash from operations will be sufficient to fund its continued operations, excluding current maturities for notes payable related to the acquisitions of Cimerron and Spectrum and first mortgage of its Oak Manor facility. Cash reserves are not adequate to fund the Company's Oak Manor first mortgage of $4,225,447, the $1,500,000 note payable related to the restructuring of the Spectrum debt mentioned previously, and $1,525,000 in short-term notes related to the Cimerron acquisition, which are payable to shareholders of the Company. Should the Company be unable to refinance these notes or borrow against its assets, its inability to pay these notes would have significant adverse consequences upon the Company.

The current portion of long-term debt for mortgages payable as of December 31, 1995 is approximately $4,677,000, of which $4,321,000 is related to its Oak Manor facility. The Company at this time has no specific plan to sell and lease back any of its health care facilities. The Company does have plans and its management is negotiating with several lenders to refinance its Oak Manor facility in Largo, Florida, the Dania nursing home in Dania, Florida, and the Windward nursing home in Flowery Branch, Georgia. It is management's belief that the refinancing of these properties will generate approximately $4,300,000 in additional proceeds after paying off the existing debt on the properties. These proceeds will be used to pay the $1,525,000 note related to the Cimerron acquisition, pay the $1,500,000 note referred to above related to the Spectrum acquisition and leave approximately $920,000 in working capital available for the ongoing operations of the company. The refinancing plan has been submitted to several lenders and a preliminary term sheet has been received from a real estate investment trust. Management believes that with current market conditions this financing can be achieved and will satisfy its liquidity needs and generate working capital for the Company. There is no assurance that this financing will be secured. If the Company is unable to refinance the notes due in 1996, it would have a material affect on the Company's ability to continue operations.

The Company at this time has no material commitments for capital expenditures.

The Company's working capital (Current Assets less Current Liabilities) as of June 30, 1996 was a negative $6,943,632. Current Liabilities of $13,593,041 consisted primarily of Current Portion of Long-term Debt of $6,765,851, Accounts Payable of $3,064,725, notes payable of $1,525,000 and Accrued Liabilities of $1,871,249. The Current Assets included Cash of $386,518, Accounts Receivable, Net of $4,887,959 and Inventory of $1,160,662.

If needed, management believes that the Spectrum and Cimerron notes can be modified to extend the maturities of such notes to the long-term, thus reducing the Company's requirements on current cash reserves. As discussed under "Capital Resources and Liquidity", the Company is negotiating with several lenders to refinance three nursing facilities . However, no firm commitment has been signed and there can be no certainty that such a commitment will be received and closed.


         Plan of Operations

As discussed above in "Capital Resources and Liquidity," management believes that existing cash and cash from operations will be sufficient to fund its operations through the next twelve (12) months, excluding current maturities for notes payable related to the acquisition of Cimerron and Spectrum and the first mortgage of the Oak Manor nursing facility. The current portion of long-term debt for mortgages payable as of June 30, 1996 for Oak Manor is approximately $4,225,000. The Company at this time has no specific plan to sell and lease back any of its health care facilities. The Company does have plans and its management is negotiating with several lenders to refinance its Oak Manor facility in Largo, Florida, the Dania nursing home in Dania, Florida, and the Windward nursing home in Flowery Branch, Georgia. It is management's belief that the refinancing of these properties will generate approximately $4,300,000 in additional proceeds after paying off the existing debt on the properties. These proceeds will be used to pay the $1,525,000 note related to the Cimerron acquisition, pay the $1,500,000 note referred to above related to the Spectrum acquisition and leave approximately $920,000 in working capital available for the ongoing operations of the company. The refinancing plan has been submitted to several lenders and a preliminary term sheet has been received from a real estate investment trust. Management believes that with current market conditions this financing can be achieved and will satisfy its liquidity needs and generate working capital for the Company. There is no assurance that this financing will be secured. If the Company is unable to refinance the notes due in 1996, it would have a material affect on the Company's ability to continue operations.

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

None

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

 3.1 Articles of Incorporation are incorporated herein by reference to Form 10-SB which was filed with the Commission on May 12, 1994.

 3.2 By-Laws, as amended are incorporated herein by reference to Form 10-QSB which was filed with the Commission November 9, 1995.

10.1 Forbearance Agreement dated June 25, 1996, by and among Matt Carroll, Francis Farlye, Cheryl Hannant and Edward R. Meyer (collectively, the "Sellers") and NewCare Health Corporation, Spectrum Health Services, Inc. and Robert W. Bell.

13.1 The Company's annual report is incorporated herein by reference to Form 10-KSB/A1 which was filed with the Commission on July 10, 1996.

27       Financial Data Schedule (for SEC use only).

99.1 Press release on the Company's results of operations for the six months ended June 30, 1996 dated August 13, 1996.

(b)  Reports on Form 8-K:

None.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     NewCare Health Corporation



                                     By:  /s/ Henry H. Sherrill, Jr.
                                         ---------------------------
                                         Henry H. Sherrill, Jr., Principal
                                         Financial and Chief Accounting Officer
                                         and Authorized Signatory for the
                                         Registrant




Date:    August 13, 1996

                               INDEX TO EXHIBITS


         Incorporated by Reference


         3.1 Articles of Incorporation are incorporated herein by reference to Form 10-SB which was filed with the Commission on May 12, 1994.

         3.2 By-laws, as amended are incorporated herein by reference to Form 10-QSB which was filed with the Commission November 9, 1995.

         10.1 Forbearance Agreement dated June 25, 1996, by and among Matt Carroll, Francis Farley, Cheryl Hannant and Edward R. Meyer (collectively, the "Sellers") and NewCare Health Corporation, Spectrum Health Services, Inc. and Robert W. Bell.


         13.1 The Company's annual report is incorporated herein by reference to Form 10-KSB/A-1 which was filed with the Commission on July 10, 1996.

         27      Financial Data Schedule (for SEC use only).

         99.1 Press release on the Company's results of operations for the six months ended June 30, 1996, dated August 13, 1996.17