Form 10-Q
period 1996-09-30
NEWCARE HEALTH CORP
filed 1996-11-20
CIK 923020

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  September 30, 1996
                                         ------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period
                                              to             .
                                  -----------    ------------

                    Commission file number   0-24110     .
                                           --------------


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


                 3600 OAK MANOR LANE, BLDG. 4, LARGO, FL 33774
                 ---------------------------------------------
                    (Address of principal executive offices)

                                 (813) 586-4262
                                 --------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



Number of shares outstanding of issuer's common stock as of November 14, 1996 was 11,047,525.

                           NewCare Health Corporation
                                     Index


Part I.          Financial Information                                              PAGE
-------                                                                             ----

            Item 1:  Financial Statements:

                 Condensed Consolidated Balance Sheets                                1

                 Condensed Consolidated Statements of Operations                      2

                 Condensed Consolidated Statements of Cash Flows                      3

                 Notes to the Condensed Consolidated Financial
                 Statements                                                           4

            Item 2:

                 Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                       11

Part II.         Other Information:
--------

            Item 1:
                 Legal Proceedings                                                   19

            Item 2:
                 Changes in Securities                                               19

            Item 3:
                 Defaults Upon Senior Securities                                     20

            Item 4:
                 Submission of Matters to a Vote of Security Holders                 20

            Item 5:
                 Other Information                                                   20

            Item 6:
                 Exhibits and Reports on Form 8-K.                                   20


            Signature                                                                21

            Index to Exhibits                                                        22


NewCare Health Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

                                       ASSETS

                                                            (Unaudited)
                                                          September 30,                   December 31,
                                                                   1996                           1995
Current Assets
   Cash and cash equivalents                                $   426,091                    $   201,639

   Accounts receivable, net of allowance
      for doubtful accounts of $714,267                       4,048,400                      5,169,231

   Inventory                                                    982,821                      1,169,404
   Prepaid expenses                                             221,769                        211,038
                                                            -----------                    -----------
                         Total current assets                 5,679,081                      6,751,312

Property and equipment, net                                  24,568,359                     25,070,716

Excess of costs over net assets of businesses
   acquired, net of accumulated amortization
   of $2,215,960                                              5,075,968                      6,925,531

Other assets, net                                             1,538,598                      1,233,144
                                                            -----------                    -----------
                                                            $36,862,006                    $39,980,703
                                 Total assets               ===========                    ===========


          LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities
   Current maturities of long-term debt                     $ 6,637,227                    $ 9,214,389
   Notes payable                                              1,811,557                      1,525,000
   Borrowings under line-of-credit                              248,608                        166,491
   Accounts payable                                           2,374,570                      3,234,521
   Accrued liabilities                                        1,879,762                      1,891,878
   Deferred revenue                                              75,540                         61,246
   Estimated third-party payor settlements                       58,775                         58,000
                                                            -----------                    -----------
                    Total current liabilities                13,086,039                     16,151,525

Estimated third-party payor settlements                         141,337                        198,639

Deferred interest payable                                       126,000

Long-term debt                                               16,819,057                     16,260,560

Shareowners' equity
   Common stock, $.02 par value; 50,000,000
      shares authorized; 11,047,525 issued
      and outstanding                                           220,950                        213,350
   Additional paid-in capital                                 9,573,124                      9,055,724
   Accumulated deficit                                       (3,054,501)                    (1,849,095)
                                                            -----------                    -----------
                                                              6,739,573                      7,419,979
   Less treasury shares (70,168 shares), at cost                (50,000)                       (50,000)
                                                            -----------                    -----------
                    Total shareowners' equity                 6,689,573                      7,369,979
                                                            -----------                    -----------
    Total liabilities and shareowners' equity               $36,862,006                    $39,980,703
                                                            ===========                    ===========

The assets and liabilities of discontinued operations included in the balance sheets above are:

Working capital                                             $ 1,261,967                    $ 2,123,206

Net property and equipment                                    1,277,188                      1,406,301

Other assets                                                    480,023                        619,421

Long-term debt                                                  355,247                        916,075


See notes to condensed consolidated financial statements.

NewCare Health Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

                                                              (Unaudited)       (Unaudited)
                                                         Three months ended  Three months ended
                                                         September 30, 1996  September 30, 1995
                                                         -----------------   ---------------
Net revenues                                               $ 6,880,379          $ 6,729,064

Costs and expenses:
   Compensation and related                                  3,753,803            3,973,038
   Operating and administrative                              2,138,632            1,998,138
   Interest                                                    386,481              489,666
   Depreciation and amortization                               223,617              301,256
                                                           -----------          -----------
                         Total costs and expenses            6,502,533            6,762,098
                                                           -----------          -----------
Income (loss) from continuing operations                       377,846              (33,034)

Discontinued operations:
   Income (loss) from operations of Spectrum                  (735,241)             298,408
   Estimated loss on disposal of Spectrum                   (1,700,000)                 ---
                                                           -----------          -----------
                                                            (2,435,241)             298,408
                                                           -----------          -----------
Income (loss) before extraordinary item                     (2,057,395)             265,374

Extraordinary item - gain on restructuring of debt                 ---                  ---
                                                           -----------          -----------
Net income (loss)                                          $(2,057,395)         $   265,374
                                                           ===========          ===========

Per share of common stock
   Income (loss) from continuing operations                      $0.03          $     (0.00)
   Income (loss) from operations of discontinued segment         -0.07                 0.02
   Loss on disposal of discontinued operation                    -0.15                  ---
                                                           -----------          -----------
Income (loss) per common share before gain on
  restructuring of debt                                          -0.19                 0.02
Gain on restructuring of debt                                     0.00                  ---
                                                           -----------          -----------
                         Earnings (loss) per share         $     (0.19)         $      0.02
                                                           ===========          ===========



Weighted average number of
   common shares outstanding                                11,047,525           10,669,525
                                                           ===========          ===========



                                                             (Unaudited)        (Unaudited)
                                                          Nine months ended  Nine months ended
                                                          September 30, 1996 September 30, 1995
                                                          ----------------   ------------------
Net revenues                                                  $21,156,954          $15,436,032

Costs and expenses:
   Compensation and related                                    11,965,608            8,943,279
   Operating and administrative                                 6,437,596            4,855,299
   Interest                                                     1,270,423            1,153,619
   Depreciation and amortization                                  778,633              708,498
                                                              -----------          -----------
                         Total costs and expenses              20,452,260           15,660,695
                                                              -----------          -----------
Income (loss) from continuing operations                          704,694             (224,663)

Discontinued operations:
   Income (loss) from operations of Spectrum                     (901,768)             804,580
   Estimated loss on disposal of Spectrum                      (1,700,000)                 ---
                                                              -----------          -----------
                                                               (2,601,768)             804,580
                                                              -----------          -----------
Income (loss) before extraordinary item                        (1,897,074)             579,917

Extraordinary item - gain on restructuring of debt                691,668                  ---
                                                              -----------          -----------
Net income (loss)                                             $(1,205,406)         $   579,917
                                                              ===========          ===========

Per share of common stock
   Income (loss) from continuing operations                   $      0.07          $     (0.02)
   Income (loss) from operations of discontinued segment            -0.08                 0.08
   Loss on disposal of discontinued operation                       -0.16                  ---
                                                              -----------          -----------
Income (loss) per common share before gain on
  restructuring of debt                                             -0.17                 0.06
Gain on restructuring of debt                                        0.06                  ---
                                                              -----------          -----------
                         Earnings (loss) per share                  (0.11)         $      0.06
                                                              ===========          ===========



Weighted average number of
   common shares outstanding                                   10,797,525           10,303,423
                                                              ===========          ===========


See notes to condensed consolidated financial statements.

NewCare Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 1996 and 1995

                                                                       1996           1995
                                                             ---------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                               $(1,205,406)    $  579,917
Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
      Depreciation and amortization                               1,202,011        734,538
      Estimated loss on disposal of Spectrum                      1,700,000            ---
      Provision for bad debts                                       826,228        122,248
      Gain on debt restructuring and deferred
         interest of $126,000                                      (817,668)           ---
      Changes in assets and liabilities
         Accounts receivable                                        294,603       (612,585)
         Inventories                                                186,583         93,597
         Prepaid expenses                                           (10,731)        (8,942)
         Estimated third party settlements                          (56,527)      (114,938)
         Accounts payable                                          (689,462)       (21,653)
         Changes in other assets and liabilties, net               (334,548)       601,322
                                                                -----------     ----------
Net cash provided by operating activities                         1,095,083      1,373,504


CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions of affiliates, net
     of cash acquired                                                     0     (1,612,200)
Net purchases of property and equipment                            (319,978)      (484,233)
                                                                -----------     ----------
Net cash used in investing activities                              (319,978)    (2,096,433)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of borrowings                                     (1,254,355)    (1,296,180)
Loan proceeds                                                       714,837      1,701,142
Loan costs                                                          (11,135)        (2,271)
                                                                -----------     ----------
Net cash provided by (used in) financing activities                (550,653)       402,691
                                                                -----------     ----------
Net increase (decrease) in cash and cash equivalents                224,452       (320,238)

Cash and cash equivalents at beginning of period                    201,639        926,157
                                                                -----------     ----------

Cash and cash equivalents at end of period                      $   426,091     $  605,919
                                                                ===========     ==========



See notes to condensed consolidated financial statements.

                           NEWCARE HEALTH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

A.               BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated balance sheet as of September 30, 1996, unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 1996 and 1995, and unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company's annual report on Form 10-KSB/A-1 for the year ended December 31, 1995. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of condensed consolidated financial position and results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

B.               EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common stock outstanding. Common share equivalents are not considered in the calculation of per share data when their inclusion would be anti-dilutive.

C.               ACQUISITIONS AND DISPOSITIONS


On May 22, 1995, the Company acquired Cimerron Health Care, Inc. and Affiliates ("Cimerron"), which operates five skilled nursing facilities in Georgia.

On September 15, 1995, NewCare acquired through a lease Padgett Nursing Home, a 100-bed skilled nursing facility located in Tampa, Florida. This facility is operated as Central Tampa Nursing Home.

On October 21, 1996, NewCare Health Corporation ("NewCare") signed a definitive agreement with NCS Healthcare of Florida, Inc. ("NCS") to sell all the operating assets of NewCare's Spectrum Health Services, Inc. subsidiary for cash and the assumption of certain Spectrum debt by NCS. Spectrum operates in the businesses of institutional and correctional pharmacy, medical supply and equipment, home infusion and I. V. services. The sale closed on October 24, 1996. The consideration paid by NCS was approximately $10,167,000. Of this amount, approximately $7,646,000 was received in cash, $680,000 was held in escrow pending the outcome of inventory, accounts receivable, and certain other adjustments and approximately $1,841,000 was in the form of liabilities assumed by NCS. In connection with the transaction NewCare paid approximately $531,000 of the cash proceeds to retire certain Spectrum obligations and borrowings that were not assumed by NCS and to pay certain costs of the transaction.
Spectrum's assets and liabilities as of September 30, 1996, subject to certain adjustments, was used in determining the consideration paid by NCS for Spectrum.

An estimated loss on the disposal of Spectrum of $1,700,000 was recorded by the Company as of September 30, 1996.



D.               ACCOUNTS RECEIVABLE

As of September 30, 1996, the Company's accounts receivable was $4,048,400, including an allowance for doubtful accounts of $714,267.

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

H.               CURRENT PORTION OF LONG-TERM DEBT

The Company's current portion of long-term debt consists of $4,192,692 relating to the Oak Manor facility's first mortgage, $420,000 for Oak Manor's second mortgage, other debt of $524,535, and $1,500,000 in notes payable to the former owners of Spectrum, which debt is the subject of a lawsuit currently pending in court and is discussed further herein.

I.               LINE-OF-CREDIT

Spectrum had a revolving line-of-credit agreement with a financial institution which provides, among other things, for monthly interest payments at the financial institution's base rate plus one percent. Borrowing under the line-of-credit are limited to a maximum of $250,000, of which $248,608 was borrowed at September 30, 1996. This line of credit was paid in full on October 24, 1996.

J.               NOTES PAYABLE

The Company did not make payment of $1,333,333 of the Spectrum acquisition notes payable on January 2, 1996. The acquisition notes were primarily payable to a Director and significant shareholder of the Company. The Company and the holders of these notes executed an agreement restructuring the notes on June 25, 1996. This agreement was approved by the Board of Directors of the Company. The agreement provided for a significant reduction of the cash payable and payment terms on the Spectrum acquisition notes. Total debt of $5,618,672 related to the Spectrum acquisition has been replaced with $5,000,000 of notes and stock. The notes were payable as follows: $1,500,000 due September 24, 1996; $450,000 due January 1, 1998; $450,000 due January 1,
1999; and $1,850,000 payable in quarterly installments commencing January 1997 based on the Spectrum subsidiary's operating results and cash flow. The $1,500,000 and $1,850,000 notes do not bear interest. Both $450,000 notes bear interest at 8% payable monthly. The quarterly payments relating to the $1,850,000 payment referred to above is the lesser of (a) 70% of the first $900,000 of Spectrum's net profits for that quarter; or (b) 70% of the first $900,000 of net cash flow generated by Spectrum from operations during that quarter. To the extent that net profits or net cash flow exceed $900,000 for a quarter, 100% of the amounts over $900,000 are also payable. These notes have no maturity date and are secured by a pledge of the outstanding stock of Spectrum. These notes are the subject of a lawsuit filed by Matt Carroll, Francis Farley, Cheryl Hannant, and Edward R. Meyer (the "Carroll Group") on October 21, 1996. In June 1996 the Company entered into a debt forbearance agreement with the Carroll Group to restructure its acquisition related debt. The agreement provided, among other things, for the issuance of 375,000 shares of the Company's common stock and payments of $4,250,000, including a payment of $1,500,000 due September 24, 1996. The 375,000 shares were valued at $1.40 per share, (the approximate market value at the effective date of the agreement). The reduction of the debt principal in excess of consideration paid by the Company to achieve the reduction amounted to $691,668 and was recorded as a gain from restructuring of debt in the Company's financial statements for the period ended June 30, 1996. Then on August 12, 1996, the Company and the Carroll Group executed an early payment agreement providing for further debt reduction. Subsequently, the Carroll Group proposed an amendment to the debt forbearance agreement which was accepted by the Company. The Company failed to make the payment of $1,500,000 which was due on September 24, 1996.

On October 22, 1996, the Carroll Group, denying the validity of the early payment agreement and forbearance agreement amendment, sought, through court injunction, to sequester proceeds from the sale of Spectrum assets to NCS and to appoint a receiver. The Company was successful in opposing the injunction. NewCare expects to file substantial counterclaims against the Carroll Group who were the former owners of Spectrum. A judgement against NewCare in this case could have a material adverse impact on the Company.

Notes were issued to a group of individuals for $1,525,000 to fund the purchase of the Cimerron Group in Georgia. The notes carry interest at 12% payable monthly, and were due on April 30, 1996, but the notes were renewed in varying periods from January 1997 through January 1998 with one note of $50,000 being paid in full November 5, 1996. A second mortgage on the Dania Nursing Home was
given to the lenders as security for the debt.    Refinancing of Dania is
expected to be completed in three to five months and the proceeds will be used, in part, to retire these notes, the remainder will be paid from working capital. As discussed under "Capital Resources and Liquidity", no firm commitment has been signed for this loan and there can be no certainty that such a commitment will be received and closed. The note holders are all shareholders of the Company and two (2) are Directors of the Company. Failure to refinance the Dania nursing facility could have a material adverse affect upon the Company.

K.               INCOME TAXES

At December 31, 1995, the Company had net operating loss carryforwards of approximately $800,000 available to offset future taxable income through 2009. Additionally there was no provision for income taxes for the nine months ended September 30, 1996 due to the Company's loss during the period. Accordingly, there was no provision for income taxes for the nine months ended September 30, 1996. As of December 31, 1994, the Company had a net operating loss carryforward. Accordingly, there was no provision for income taxes for the nine month period ended September 30, 1995.

L.               CAPITAL STOCK

In accordance with the restructuring of the Spectrum acquisition notes on June 25, 1996, the Company agreed it will issue 375,000 shares of common stock to the Carroll Group. No other shares were issued during the nine month period ended September 30, 1996.

M.               STOCK OPTIONS AND WARRANTS


In connection with the acquisition of Cimerron on May 22, 1995, the Company issued 152,000 warrants which are exercisable for one (1) share each of the Company's common stock until June 1, 1998 with an exercise price of $3.50.

N.               RELATED PARTY TRANSACTIONS

In 1995, Karen Hagan, wife of Robert Hagan, a director of the Company, loaned $495,000 to the Company for its purchase of real property in Georgia and provided refinancing for the Suncoast Nursing Home with a $600,000 mortgage. These notes bear interest at 10% and are interest only through various dates in 1997 and 1998. In 1996, Karen Hagan loaned $80,000 working capital to Fitzgerald Nursing Center, a home owned by the Company, which loan is being amortized monthly from the cash flow of Fitzgerald. In 1996, Matthew Carroll, a director of the Company, loaned Spectrum Health Services, Inc. $52,720 for working capital. This loan was assumed by NCS Healthcare of Florida, Inc. when it acquired the operating assets of Spectrum on October 24, 1996.

O.               LEASE TERMINATION

The lease on Bay to Bay Nursing Home expired on May 31, 1996 and was not renewed. The loss of this 75-bed skilled nursing facility is not expected to have an material adverse effect on the Company's operations. For the nine months ended September 30, 1996 this facility had a profit of $113,265, including $275,773 from the sale of certain intangible assets, as compared to an operating profit of $92,481 for the same period in 1995.

P.               SIGNIFICANT LEGAL PROCEEDINGS

In June 1996 the Company entered into a debt forbearance agreement with the previous owners of its Spectrum subsidiary (the "Carroll Group") to restructure its acquisition related debt. The agreement provided, among other things, for the issuance of 375,000 shares of the Company's common stock and payments of $4,250,000, including a payment of $1,500,000 due September 24, 1996. The 375,000 shares were valued at $1.40 per share, (the approximate market value at the effective date of the agreement). The reduction of the debt principal in excess of consideration paid by the Company to achieve the reduction amounted to $691,668 and was recorded as a gain from restructuring of debt in the Company's financial statements for the period ended June 30, 1996. Then on August 12, 1996, the Company and the Carroll Group executed an early payment agreement providing for further debt reduction. Subsequently, the Carroll Group proposed an amendment to the debt forbearance agreement which was accepted by the Company.

On October 22, 1996, Matt Carroll, Francis Farley, Cheryl Hannant and Edward R. Meyer (the "Carroll Group"), denying the validity of the early payment agreement and forbearance agreement amendment filed a lawsuit against NewCare and Robert W. Bell in the Circuit Court of the Thirteenth Judicial Circuit Court in and for Hillsborough County, Florida, seeking, among other things, payments for all amounts due under the forbearance agreement, and through court injunction to sequester proceeds from the sale of Spectrum assets to NCS and to appoint a receiver. The Company was successful in opposing the injunction, however, the substantive issues raised by the lawsuit remain before the Circuit Court and it appears at this time that there will be ongoing litigation between the Company and the Carroll Group regarding the debt restructuring agreements, as well as counterclaims for certain actions and omissions of the Carroll Group. The Company has not altered the accounting for the transaction and the 375,000 shares will be placed in escrow pending the outcome of this matter.
The Company has not made any adjustments to the accompanying financial statements to provide for any liability, damages, or gain, if any, that may result from the ultimate outcome of this uncertainty.

Q.               INDUSTRY SEGMENT INFORMATION

The Company operated principally in two industries: the operation of skilled nursing facilities and, through its Spectrum subsidiary, which was sold on October 24, 1996, the sale of medical equipment, supplies and services to the long term health care industry. The following summarizes Spectrums's operations for the nine months ended September 30, 1996 and its significant assets and liabilities included in the Company's balance sheet at September 30, 1996.

                                                                  Nine Months Ended
                                                                  September 30, 1996
Net revenues                                                         $11,866,577

Compensation and related expenses                                      3,191,564
Operating and administrative expenses                                  9,010,288
Interest expense                                                         143,115
Depreciation and amortization                                            423,378
                                                                     -----------
         Total costs and expenses                                     12,768,345
                                                                     -----------
                 Loss from operations of Spectrum                    $   901,768
                                                                     ===========

Assets and liabilities of Spectrum included in the Company's condensed consolidated balance sheet as of September 30, 1996, consisted of the following:

         Working capital                                             $ 1,261,967

         Net property and equipment                                  $ 1,277,188

         Other assets                                                $   480,023

         Long-term debt                                              $   355,247

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Structure of Operations

NewCare Health Corporation operated through its three subsidiaries: NewCare, Inc., Spectrum Health Services, Inc. (acquired September 1, 1994) and Cimerron Health Care, Inc. (acquired May 22, 1995). Spectrum was sold on October 24, 1996. The Company operates ten (10) skilled nursing facilities, five (5) in Florida by NewCare, Inc. and five (5) in Georgia by Cimerron. As a result of the sale of Spectrum to NCS Healthcare of Florida, Inc. the Company has disposed of its medical supply and pharmaceutical sales and service operations in Florida, Georgia, Kansas and Texas through Spectrum. Separate industry segment information in respect to Spectrum is provided below.


Events during the Three Months Ended September 30, 1996

The Registrant had net loss of $2,057,395 for the three months ended September 30, 1996, compared to net income of $265,374 for the same period in 1995. The loss for the current period included a provision for estimated loss on disposal of Spectrum of $1,700,000, a loss related to Spectrum's discontinued operations of $735,241, and income from continuing operations of $377,846. For the same period in 1995, income from discontinued operations was $298,408 and the loss from continuing operations was $33,034.

As mentioned in the notes to condensed consolidated financial statements, the Company did not make payment of $1,333,333 of the Spectrum acquisition notes payable on January 2, 1996. The acquisition notes were primarily payable to a Director and significant shareholder of the Company. As mentioned previously, the Company and the holders of these notes executed an agreement restructuring the notes on June 25, 1996. This agreement was approved by the Board of Directors of the Company. A dispute over the notes and various agreements between the Carroll Group and the Company arose at the time of the sale of the operating assets of Spectrum to NCS Healthcare of Florida and resulted in a lawsuit being filed by the Carroll Group against the Company and its President Robert W. Bell, Sr. NewCare and Bell anticipate filing substantial counterclaims against the individual note holders who were the former owners of Spectrum. A judgement against NewCare in this case could have a material adverse impact upon the Company.

Notes were issued to a group of individuals in the principal amount of $1,525,000 to fund the purchase of the Cimerron Group in Georgia. The notes carry interest at 12% payable monthly, and were due on April 30, 1996, and have been renewed for varying periods from January 1997 through January 1998. A second mortgage on the Dania Nursing Home was given to the lenders as security for the debt. Refinancing of Dania is expected to be completed within three to five months and the proceeds will be used, in part, to pay these notes. The note holders are all shareholders of the Company and two (2) are Directors of the Company. Failure to refinance the Dania nursing facility could have a material adverse affect upon the Company.

As discussed under "Capital Resources and Liquidity", the Company is negotiating with several lenders to refinance three nursing facilities. However, no firm commitment has been signed and there can be no certainty that such a commitment will be received and closed.

On January 17, 1996, Medicare Part B Financial Services notified Spectrum Health Services, Inc. that it was claiming a recapture of overpayment to Spectrum from the years 1990 through 1992 in the amount of $364,391.41. On appeal this claim was reduced to $85,955.26. which has been paid in full. Medicare has appealed this decision. During the three months ended June 30, 1996, Spectrum recorded an allowance for this claim of $86,000, with a corresponding reduction in income for the period. If a favorable ruling is received by Spectrum on appeal, all monies paid in will be returned to Spectrum, and the allowance mentioned above will be adjusted accordingly. Management feels it has a very strong case and the recapture should be reversed. However, there is no certainty that such a favorable ruling will be received. If the ruling is unfavorable, then Spectrum would have to pay all the funds plus interest to Medicare Part B Financial Services.

On July 23, 1996, the Company received correspondence from Ms. Karen Hagan which purported to exercise an option pursuant to Section 8(c) of the Supplemental Agreement among NewCare Health Corporation, et al. dated May 22, 1995 (the "Supplemental Agreement"). Section 8(c) of the Supplemental Agreement provided that if the shares held by Ms. Hagan were not contained in a registration statement filed with the United States Securities and Exchange Commission prior to April 30, 1996, Ms. Hagan would have the option to require the Company to purchase all of Ms. Hagan's shares of NewCare stock for $2,500,000 within 60 days after receipt by NewCare of written notice of the exercise of the option. NewCare filed a registration statement containing Ms. Hagan's shares on May 6, 1996. It is management's opinion that the option contained in Section 8(c) of the Supplemental Agreement is not available to Ms. Hagan because Ms. Hagan failed to timely execute the registration statement and thereby delayed its filing date. By letter dated August 2, 1996, the Company was informed that Ms. Hagan had retained legal counsel to represent her in this matter and has threatened litigation regarding this matter. Ms. Hagan is a significant shareholder of the Company and wife of Robert Hagan, a director of the Company.

Occupancy Levels and Payor Mix

The average occupancy level, based on licensed beds, for the Company's skilled nursing facilities during the nine months ended September 30, 1996 and 1995 was 89% and 94% respectively. Excluding Central Tampa Nursing facility, which was leased in September 1995, occupancy for the nine months ended September 30, 1996 was 92%. As contemplated before Central Tampa was leased, a plan for renovating and adding to patient care areas for this facility is in process. These enhancements are expected to enhance Central Tampa's occupancy. The financing of this project is to be provided by the lessor.

The Company's nursing facility revenues, exclusive of assisted living, medical supply and pharmaceutical revenues, are divided into the following classes for payor mix:

                                                      Nine Months Ended
                                                        September 30,
                                                        1996    1995
                                                        ----    ----
                 Medicaid                                 75%    71%
                 Medicare                                  9%    12%
                 Private pay                              10%    13%
                 Other Payors                              6%     4%
                                                         ----   ----
                                                         100%   100%


Medicaid is a major payor for the Company and it continues to have a significant impact in the long-term care industry. The Company received 84% of its nursing facility revenues for the nine months ended September 30, 1996 from Medicaid and Medicare, compared to 83% for the same period in 1995. Future changes in these major payor programs could possibly have a negative impact on the Company's operations and ultimately can affect the Company's profitability.

Results of Operations

The Registrant had a net loss of $1,205,406 for the nine months ended September 30, 1996, compared to net income of $579,917 for the same period in 1995. The loss for the current period included a provision for estimated loss on disposal of Spectrum of $1,700,000, a loss related to Spectrum's discontinued operations of $901,768, a gain from restructuring of debt of $691,668, and income from continuing operations of $704,694. For the same period in 1995, income from discontinued operations was

$804,580 and the loss from continuing operations was $224,663.

The Company's operating revenues and expenses from continuing operations have increased primarily due to its acquisition of Cimerron in May 1995, which was accounted for under the purchase method of accounting.

Net Revenues Revenues from continuing operations of the Registrant were $21,156,954 and $15,436,032 for the nine months ended September 30, 1996 and 1995, increasing $5,720,922 or 37.1%. The revenues were approximately comprised of: NewCare, Inc. with $12,665,000 (59.9%) and Cimerron with $8,492,000 (40.1%).

Operating Expenses Operating expenses for continuing operations for the nine months ended September 30, 1996 and 1995 were 96.7% and 101.5% of revenues or $20,452,260 and $15,660,695, respectively. Operating expenses consist of compensation and related expenses, operating and administrative expenses, interest expenses, and depreciation and amortization expenses. Compensation and related expenses and operating and administrative expenses are the primary operating expenses of the Company. Compensation and related expenses and operating and administrative expenses for continuing operations decreased, as a percentage of revenues, from 89.4% to 87.0% for the nine month periods presented. Interest, depreciation and amortization for continuing operations decreased as a percentage of revenues, from 12.1% to 9.7% for the nine months presented.

Depreciation and amortization expenses for continuing operations for the nine months ended September 30, 1996 and 1995 were $778,633 and $708,498, respectively and included amortization of goodwill of approximately $128,000 related to Spectrum for both periods. The assets of the Company are depreciated or amortized over their expected useful lives, ranging from 3 to 40 years.

Interest expenses for continuing operations were $1,270,423 for the nine months ended September 30, 1996 and $1,153,619 for the same period in 1995. Approximately $643,000 of interest expense for 1996 is related to the Cimerron acquisition.

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

Industry Segment Information

The Company operated principally in two industries: the operation of skilled nursing facilities and, through its Spectrum subsidiary, which was sold on October 24, 1996, the sale of medical equipment, supplies and services to the long term health care industry. The following summarizes Spectrums's operations for the nine months ended September 30, 1996 and its significant assets and liabilities included in the Company's balance sheet at September 30, 1996.

                                                                  Nine Months Ended
                                                                  September 30, 1996
Net revenues                                                         $11,866,577

Compensation and related expenses                                      3,191,564
Operating and administrative expenses                                  9,010,288
Interest expense                                                         143,115
Depreciation and amortization                                            423,378
                                                                     -----------
         Total costs and expenses                                     12,768,345
                                                                     -----------
                 Loss from operations of Spectrum                    $   901,768
                                                                     ===========


Assets and liabilities of Spectrum included in the Company's condensed consolidated balance sheet as of September 30, 1996, consisted of the following:

         Working capital                                             $ 1,261,967

         Net property and equipment                                  $ 1,277,188

         Other assets                                                $   480,023

         Long-term debt                                              $   355,247



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

Capital Resources and Liquidity

The Company had a net loss of $1,205,406 for the nine months ended September 30, 1996, with a net increase in cash of $224,452. Cash flows increased $1,095,083 from Operating Activities; decreased $319,978 from Investing Activities; and decreased $550,653 from Financing Activities, resulting in an ending Cash balance of $426,091 on September 30, 1996.

Net Cash provided by Operating Activities was $1,095,083 for the nine months ended September 30, 1996. The Company's accounts payable decreased by $689,462 while accounts receivable decreased by $294,603. Inventories decreased by $186,583 during the nine month period ended September 30, 1996. Depreciation and amortization was $2,902,011, which includes amortization of $1,700,000 for impairment of goodwill related to the sale of Spectrum, and the provision for bad debts was $826,228. The change in other assets and liabilities, net decreased cash by $334,548, and a gain on debt restructuring and deferred interest had an effect of $817,668.

Net cash used by Investing Activities was $319,978 for the nine months ended September 30, 1996 which consisted of purchases of property and equipment.

For the nine months ended September 30, 1996, Financing Activities used net cash of $550,653. The Registrant made payments of $1,254,355 on long-term debt that were primarily for scheduled payments on the Company's mortgage debt and equipment loans. Included in these payments was a $500,000 note payable which matured in February 1996 and was refinanced with a loan from Retirement Care Associates, Inc. (RCA). In addition the Company received $82,000 from its line of credit.

From the sale of Spectrum's operating assets on October 24, 1996, the Company received net cash at the closing of $7,115,246.

Management believes that the existing cash and cash from operations will be sufficient to fund its continued operations, excluding current maturities for notes payable related to the acquisitions of Cimerron and Spectrum and first mortgage of its Oak Manor facility. Cash reserves are not adequate to fund the Company's Oak Manor first mortgage of $4,192,692, which has been extended to March 24, 1997, the $1,500,000 note payable related to the restructuring of the Spectrum debt mentioned previously, and $1,525,000 in short-term notes related to the Cimerron acquisition, which are payable to shareholders of the Company. Should the Company be unable to refinance these notes or borrow against its assets, its inability to pay these notes would have significant adverse consequences upon the Company.

The current portion of long-term debt for mortgages payable as of December 31, 1995 is approximately $4,847,000, of which $4,192,000 is related to its Oak Manor facility. The Company at this time has no specific plan to sell and lease back any of its health care facilities. The Company does have plans and its management is negotiating with several lenders to refinance its Oak Manor facility in Largo, Florida, the Dania nursing home in Dania, Florida, and the Windward nursing home in Flowery Branch, Georgia. The refinancing has been submitted to several lenders and a preliminary term sheet has been received from a real estate investment trust. There is no assurance that this financing will be secured. If the Company is unable to refinance the notes due in 1997, it would have a material affect on the Company's ability to continue operations.

The Company at this time has no material commitments for capital expenditures.

The Company's working capital (Current Assets less Current Liabilities) as of September 30, 1996 was a negative $7,406,000. Current Liabilities of $13,086,000 consisted primarily of Current Portion of Long-term Debt of $6,637,000, Accounts Payable of $2,374,000, notes payable of $1,811,000 and Accrued Liabilities of $1,879,000. The Current Assets included Cash of $426,000, Accounts Receivable, Net of $4,048,000 and Inventory of $982,000.

Plan of Operations

The Company believes the sale of Spectrum's operating assets will relieve the Company of some operational burdens. The cash from the sale will be used to fund its capital needs short term and allow the Company to obtain favorable refinancing wherever financing is needed over the next twelve months. Management intends to focus on its core nursing home business and improve its in house sales and profitability. The Company will continue to actively search for opportunities to grow its nursing home beds via acquisitions. There is no assurance that the Company can meet these objectives.

As discussed above in "Capital Resources and Liquidity," management believes that existing cash and cash from operations will be sufficient to fund its operations through the next twelve (12) months, excluding current maturities for notes payable related to the acquisition of Cimerron and Spectrum and the first mortgage of the Oak Manor nursing facility. The current portion of long-term debt for mortgages payable as of September 30, 1996 for Oak Manor is approximately $4,192,000. The Company at this time has no specific plan to sell and lease back any of its health care facilities. The Company does have plans and its management is negotiating with several lenders to refinance its Oak Manor facility in Largo, Florida, the Dania nursing home in Dania, Florida, and the Windward nursing home in Flowery Branch, Georgia. The refinancing plan has been submitted to several lenders and a preliminary term sheet has been received from a real estate investment trust. Management believes that with current market conditions this financing can be achieved. There is no assurance that this financing will be secured. If the Company is unable to refinance the notes due in 1997, it would have a material affect on the Company's ability to continue operations.

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

PART II.              OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS

In June 1996 the Company entered into a debt forbearance agreement with the previous owners of its Spectrum subsidiary (the "Carroll Group") to restructure its acquisition related debt. The agreement provided, among other things, for the issuance of 375,000 shares of the Company's common stock and payments of $4,250,000, including a payment of $1,500,000 due September 24, 1996. The 375,000 shares were valued at $1.40 per share, (the approximate market value at the effective date of the agreement). The reduction of the debt principal in excess of consideration paid by the Company to achieve the reduction amounted to $691,668 and was recorded as a gain from restructuring of debt in the Company's financial statements for the period ended June 30, 1996. Then on August 12, 1996, the Company and the Carroll Group executed an early payment agreement providing for further debt reduction. Subsequently, the Carroll Group proposed an amendment to the debt forbearance agreement which was accepted by the Company.

On October 22, 1996, Matt Carroll, Francis Farley, Cheryl Hannant and Edward R. Meyer (the "Carroll Group"), denying the validity of the early payment agreement and forbearance agreement amendment filed a lawsuit against NewCare and Robert W. Bell in the Circuit Court of the Thirteenth Judicial Circuit Court in and for Hillsborough County, Florida, seeking, among other things, payments for all amounts due under the forbearance agreement, and through court injunction to sequester proceeds from the sale of Spectrum assets to NCS and to appoint a receiver. The Company was successful in opposing the injunction, however, the substantive issues raised by the lawsuit remain before the Circuit Court and it appears at this time that there will be ongoing litigation between the Company and the Carroll Group regarding the debt restructuring agreements, as well as counterclaims for certain actions and omissions of the Carroll Group. The Company has not altered the accounting for the transaction and the 375,000 shares will be placed in escrow pending the outcome of this matter.
The Company has not made any adjustments to the accompanying financial statements to provide for any liability, damages, or gain, if any, that may result from the ultimate outcome of this uncertainty.

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

27       Financial Data Schedule (for SEC use only).

99.1 Press release on the Company's results of operations for the nine months ended September 30, 1996 dated November 20, 1996.

(b)      Reports on Form 8-K:

         None

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                           NewCare Health Corporation



                                By:  /s/ Henry H. Sherrill, Jr.
                                    ---------------------------------------
                                    Henry H. Sherrill, Jr., Principal
                                    Financial and Chief Accounting Officer
                                    and Authorized Signatory for the
                                    Registrant




Date:    November 20, 1996

                               INDEX TO EXHIBITS


                                                                            Page

         27      Financial Data Schedule (For SEC Use Only)

         99.1 Press release on the Company's results of operations for the nine months ended September 30, 1996, dated November 20, 1996.


         Incorporated by Reference

          3.1 Articles of Incorporation are incorporated herein by reference to Form 10-SB which was filed with the Commission on May 12, 1994.

          3.2 By-laws, as amended are incorporated herein by reference to Form 10-QSB which was filed with the Commission November 19, 1995.

         10.1 Forbearance Agreement dated June 25, 1996, by and among Matt Carroll, Francis Farley, Cheryl Hannant and Edward R. Meyer (collectively, the "Sellers") and NewCare Health Corporation, Spectrum Health Services, Inc. and Robert W. Bell.

         13.1 The Company's annual report is incorporated herein by reference to Form 10-KSB/A-1 which was filed with the Commission on July 10, 1996.