Form 10KSB
period 1996-12-31
NEWCARE HEALTH CORP
filed 1997-04-15
CIK 923020

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1933

                 For the fiscal year ended: December 31, 1996

                        Commission file number: 0-24110

                           NEWCARE HEALTH CORPORATION
                --------------------------------------------
                (Name of small business issuer in its Charter)

           Nevada                                           86-0594391
-------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

            3600 Oak Manor Lane, Building 4, Largo, Florida  34644
   -----------------------------------------------------------
         (Address of principal executive offices, including zip code)

                                (813) 229-7777
                   ---------------------------
                          (Issuer's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:

                        Common Stock, $.02 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes[X]   No[ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its most recent fiscal year were $28,767,532.

As of March 31, 1997, 10,672,525 shares of the Registrant's common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $13,996,000.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one): Yes [] No [X]

                                  PART I
ITEM 1.  BUSINESS

THE COMPANY

     NewCare Health Corporation (the "Company") provides senior residential care services including long-term care, assisted living and independent living services. The Company's long-term care facilities provide skilled nursing care, and ancillary services to patients, while its assisted/independent living center provides services to residents in need of varying degrees of assistance with the activities of daily living.

     As of April 1, 1997, the Company owned or leased and operated ten (10) nursing facilities with 967 skilled nursing beds, 74 assisted living facility beds, and a 150-unit retirement complex. These facilities are located in Georgia and Florida.

     As of February 17, 1997, the Company turned over the management of all ten of its facilities to Renaissance Senior Living, Inc., a newly-formed company owned and managed by persons affiliated with Retirement Care Associates, Inc. (See "Item 12. Certain Relationships and Related Transactions", below.)

     The Company's principal offices are located at 3600 Oak Manor Lane, Building 4, Largo, Florida 33774, and its telephone number is (813) 586-4262.

BACKGROUND

     The Company was incorporated in Nevada on February 17, 1987, under the name Camelback Capital, Inc. primarily for the purpose of raising capital and acquiring or merging with a private business. The Company completed its initial public offering on December 31, 1987. During the period from 1988 until 1993, the Company conducted minimal business activities, and during 1993, the Company terminated all business activity except for the search for a private company to acquire or merge with.

ACQUISITION OF NEWCARE, INC.

     In April 1994, the Company acquired 95.17% of the issued and outstanding common stock of NewCare, Inc. ("NewCare"). NewCare was engaged in the business of owning, managing and operating skilled nursing facilities.

     In connection with the transaction with NewCare, the Company amended its Articles of Incorporation to (1) effect a one for twenty (1 for 20) reverse stock split, (2) adjust the par value of the Common Stock to $.02 per share to reflect the reverse stock split, and (3) change the name of the Company to NewCare Health Corporation. All financial information and share data in this Report give retroactive effect to the reverse split.

     Unless the context otherwise requires, the term "Company" as used herein refers to the Company and its subsidiary NewCare and the subsidiaries of NewCare.

HISTORY OF NEWCARE

     The history of NewCare began with American Nursing Homes, Inc. ("ANH") which was incorporated in the State of Florida in September 1987. The primary purpose of ANH and its subsidiaries was the ownership, management and operation of health care related businesses, specifically in the skilled nursing industry. ANH and its subsidiaries managed nursing facilities and owned various interests in a number of limited partnerships which owned or leased such nursing facilities.

     NewCare was incorporated in the State of Florida on February 2, 1993 for the purpose of effectuating a reorganization of ANH, its wholly-owned subsidiaries and their respective interests in a number of limited partnerships. The founders of NewCare were Robert W. Bell, Sr., Ashok Dalal and Dr.
James W. Wooten. NewCare had no operations or net assets prior to July 31, 1993. The reorganization was completed as of July 31, 1993 pursuant to an exchange memorandum whereby the shareholders of ANH received shares of NewCare in exchange for their ANH shares.

     As an integral part of the July 31, 1993 reorganization of NewCare and its affiliated entities, the limited partnership interests held directly or indirectly by Ashok Dalal in three limited partnerships -- Healthcare Facilities Limited Partnerships I (also known as Dania Nursing Home, Ltd.), Suncoast Nursing Home, Ltd. and Oak Manor Nursing Home, Ltd. -- were transferred to NewCare in exchange for an aggregate of 1,370,834 shares of common stock of NewCare.

     At December 31, 1993, ANH's direct ownership in its subsidiaries and the limited partnership interests of these subsidiaries were transferred to NewCare. On March 31, 1994, NewCare acquired another corporation, H. Clark of Florida, Inc. (a general partner in four of NewCare's limited partnerships), which increased its ownership interest in certain of the limited partnerships.

ACQUISITION AND SUBSEQUENT DISPOSITION OF SPECTRUM HEALTH SERVICES, INC.

     On September 1, 1994, the Company acquired all of the outstanding common shares of Spectrum Health Services, Inc.("Spectrum"). Spectrum sells medical supplies and equipment, enteral products, wound care medication and kits, respiratory therapy equipment and supplies, and orthopedic rehabilitation supplies. It also provides services for billing, medical records computer software, assessments software, referenced care plans, inventory supply systems as well as providing educational programs, in-servicing and other procedures in nursing consulting and care plans. Spectrum has operations in Florida, Georgia, Kansas and Texas.

     On September 1, 1994, the Company also acquired all of the outstanding shares of Spectrum Infusion Services, Inc. Spectrum Infusion Services, Inc. was then merged into Spectrum. The Spectrum Infusion Services division provides specialized products to nursing homes for patients that require prescriptions for dispensing by pharmacists. The Spectrum Infusion Services division provides products, equipment and disposable supplies required for IV antibiotic hydration, pain management and chemotherapies. These supplies and services are provided to nursing homes that in turn dispense them to the patients.

     On October 24, 1996, the Company sold all of the operating assets of Spectrum for cash and the assumption of certain debts to NCS Healthcare of Florida, Inc. ("NCS"). The consideration paid by NCS was approximately $10,167,000. Of this amount, $7,795,000 was paid in cash, $680,000 was held in escrow pending the outcome of inventory, accounts receivable, and certain other adjustments and approximately $1,841,000 was in the form of liabilities assumed by NCS. In connection with the transaction, the Company paid approximately $531,000 of the cash proceeds to retire certain Spectrum obligations and borrowings that were not assumed by NCS and to pay certain costs of the transaction.

ACQUISITION OF CIMERRON HEALTH CARE, INC.

     On May 22, 1995, the Company acquired all of the outstanding shares of Cimerron Health Care, Inc. ("Cimerron") from Karen Hagan. Cimerron leases one
(1) and owns three (3) skilled nursing facilities in Georgia. In a related agreement, Memorial Nursing Center, Inc., a subsidiary of NewCare, acquired a skilled nursing facility lease from Emory Nursing Center, Inc., an affiliate of Cimerron also owned by Karen Hagan. The aggregate number of skilled nursing beds involved in the acquisition of the five (5) skilled nursing facilities from Cimerron and Emory is 502.

ACQUISITION OF PADGETT NURSING HOME

     On September 15, 1995, the Company acquired through a lease Padgett Nursing Home, a 100-bed skilled nursing facility located in Tampa, Florida. This facility is operated as Central Tampa Nursing Home.

THE COMPANY'S SERVICES, MARKETS AND OPERATIONS

     The Company operates through its majority-owned subsidiary, NewCare, and NewCare's subsidiaries. NewCare presently owns or leases and operates ten
(10) nursing facilities with 967 skilled nursing beds, 74 adult congregate living facility beds, and a 150-unit retirement complex. These facilities are located in Georgia and Florida.

     NewCare's nursing facilities provide both routine and ancillary services. Routine services such as room and board and basic nursing services are provided in the skilled nursing facilities, the assisted living facilities and the retirement complex. Certain of NewCare's nursing facilities also provide specialty services such as HIV care, Alzheimer's disease units, wound care, subacute care, and stroke and accident rehabilitation. NewCare provides a full range of occupational, physical, speech and respiratory therapy in its nursing facilities. NewCare derives most of its revenue for ancillary services from Medicare reimbursement. See "--Regulation; Medicaid and Medicare" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OCCUPANCY LEVELS AND PAYOR MIX

     The average occupancy level, based on licensed beds, for the Company's skilled nursing facilities during the years ended December 31, 1996 and 1995 was 89.35% and 91.17%, respectively. The Company's nursing facility revenues, exclusive of assisted living, medical supply and pharmaceutical revenues, are divided into the following classes for payor mix:

                                       YEARS ENDED DECEMBER 31,
                                          1996        1995
                                       -----------------------
            Medicaid                       76%         69%
            Medicare                       10%         10%
            Private Pay                    11%         18%
            HMO                             1%          1%
            Hospice                         1%          1%
            Other Payors                    1%          1%
                                          ----        ----
                                          100%        100%

     The Company received 86% of its twelve month nursing facility revenues from Medicaid and Medicare, compared to 79% for the same period in 1995. Future changes in programs could possibly have a negative impact on the Company's operations and ultimately can affect the Company's profitability.

REGULATION; MEDICAID AND MEDICARE

     STATE AND LOCAL REGULATION

     NewCare's nursing facilities are subject to compliance with various state and local health care statutes and regulations. In order to maintain such licenses, the nursing facilities must meet certain statutory and administrative requirements. These requirements relate to the condition of the facilities and the adequacy and condition of the equipment used therein, the quality and adequacy of personnel and the quality of medical care. Such requirements are subject to change.

     Nursing facilities are licensed in their respective state to provide residential health and medical services to patients requiring nursing care including the following minimum services: 24-hour nursing care; personal or custodial care as needed; both routine and emergency physician services; and access to dental, recreational, rehabilitative and social work services.

     Compliance with state licensing requirements imposed upon all health care facilities is a prerequisite for the operation of the facilities and for participation in government-sponsored health care funding programs such as Medicaid and Medicare.

     MEDICAID AND MEDICARE PROGRAMS; RELATED REGULATION

     Medicaid is a state-administered program financed by state and matching federal funds. The program provides for federal assistance to the indigent and certain other eligible persons. Although administered under broad federal regulations, states are given flexibility to construct programs and payment methods consistent with their individual goals. The current Georgia and Florida Medicaid reimbursement plans are prospective systems of reimburse-ment. Under a prospective system, per diem rates are established based on cost of services provided for a prior year, and are adjusted to reflect such factors as inflation.

     Medicare is a federally-administered and financed program which provides health insurance protection to qualified individuals over the age of 65 and the chronically disabled. This program is a retrospective reimbursement system that is based on a prior period's cost report filed with a Medicare intermediary. However, currently there is a commission considering and reviewing the possible implementation of a prospective reimbursement system.

     Effective October 1, 1990 the Omnibus Budget Reconciliation Act of 1987 ("OBRA") eliminated the different certification standards for "skilled" and "intermediate care" nursing facilities under Medicaid and Medicare programs in favor of a single "nursing facility" standard. This standard has required the Company to have at least one registered nurse on each shift and has increased training requirements for nurses' aides by requiring a minimum number of training hours and a certification test before a nurses' aide can commence work. States also must certify that nursing facilities provide skilled care in order to obtain Medicare reimbursement. OBRA has also increased the enforcement powers of state and federal certification agencies. Additional sanctions have been authorized including fines, temporary suspension of admission of new patients to nursing facilities, decertification from participation in the Medicaid or Medicare programs and, in extreme circumstances, revocation of a nursing facility's license.

     The Medicaid and Medicare programs provide criminal penalties for entities that knowingly and willfully offer, pay, solicit or receive remuneration in order to induce business that is reimbursed under these programs. The illegal remuneration provisions of the Social Security Act, also known as the anti-kickback statute, prohibit remuneration intended to induce the purchasing, leasing, ordering, or arranging for any good, facility, service or item paid by Medicaid or Medicare programs.

     The Social Security Act also imposes criminal and civil penalties for making false claims to the Medicaid and Medicare programs for services not rendered or for misrepresenting actual services rendered in order to obtain higher reimbursement. The Medicare program has published certain "Safe Harbor" regulations which describe various criteria and guidelines for transactions which are deemed to be in compliance with the anti-remuneration provisions. Although the Company has contractual arrangements with some health care providers, management believes it is in compliance with the anti-kickback statute and other provisions of the Social Security Act and with the state statutes. However, there can be no assurance that government officials responsible for enforcing these statutes will not assert that the Company or certain transactions in which it is involved are in violation of these statutes.

     NewCare derives a significant portion of its revenue from these pro-grams, particularly with respect to ancillary services. With respect to Medicaid, reimbursement rates are determined by the appropriate administrative state agency based on the cost report filed by each individual nursing facility. Changes in the reimbursement policies of the Medicaid and Medicare programs as a result of legislative and regulatory actions by federal and state governments could adversely affect the revenues of the Company. Governmental funding for health care programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease program reimbursement to health care facilities. Congress has consistently attempted to curb the growth of federal spending on such programs. Recent actions include limitations on payments to hospitals and nursing facilities under the Medicaid and Medicare programs, limitations on payments for physicians' services and elimination of funding for health planning agencies. No assurance can be given that the future funding of Medicaid and Medicare programs will remain at levels comparable to the present levels.

HEALTH CARE REFORM

     The Clinton Administration and various federal legislators have intro-duced health care reform proposals, which are intended to control health care costs and to improve access to medical services for uninsured individuals. These proposals include proposed cutbacks to the Medicare and Medicaid programs and steps to permit greater flexibility in the administration of Medicaid. Changes in reimbursement levels under Medicare or Medicaid and changes in applicable governmental regulations could significantly affect the Company's results of operations. While no federal legislation regarding health care reform was enacted in the calendar year 1996, it is uncertain at this time what legislation on health care reform will ultimately be enacted or whether other changes in the administration or interpretation of governmental health care programs will occur. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have an adverse effect on the results of operations of the Company.

COMPLIANCE WITH ENVIRONMENTAL LAWS

     The Company believes that it is in material compliance with applicable environmental laws and regulations. Management believes that there are not any material environmental contingencies.

EMPLOYEES

     The Company and its subsidiaries employ approximately 910 people, with approximately 660 of those employed on a full time basis. All but seven of these employees work in the Company's 10 facilities. Presently no employees are members of collective bargaining units, although one nursing home is currently negotiating with a bargaining unit.

ITEM 2.  DESCRIPTION OF PROPERTY

     NewCare believes that all facilities owned and leased by NewCare and its subsidiaries are adequately insured.  The following table sets forth certain information relating to NewCare's facilities as of April 7, 1997<FN1>:
                NUMBER              NOTE
                OF       RENT/      BALANCE
                NURSING  MONTHLY    AS OF       OWNED/   MATURITY   OCCU-
NAME/LOCATION   BEDS     PAYMENT    12/31/96    LEASED   DATE       PANCY
                                                                    <FN8>
Oak Manor       180      $46,800    $4,169,000  Owned    9/97       94.74%
Villas, FL      <FN3>    $43,500    $5,650,000           12/97
<FN2>

Central Tampa   100      $24,700     N/A        Leased   2015       59.82%
Nursing Home;
FL<FN4>

Dania Nursing   88       $17,400    $1,437,900  Owned    6/98       90.24%
Home; FL

Emory Nursing   40       $7,600     $500,000    Owned    Demand     98.95%
Center; GA<FN5>                                          Note
                         $1,625     $225,000             8/98
                         $2,500     $300,000             9/98

Fitzgerald      167      $23,000    $2,812,500  Owned    2019       87.21%
Nursing
Center; GA<FN6>

Fort Valley     75       $10,000    $1,000,000  Owned    2009       99.13%
Nursing Center;
GA

Pleasant View   120      $22,000    N/A         Leased   2001       96.57%
Nursing Center;
GA<FN4>

Suncoast        59       $5,000     $600,000    Owned    Month-     81.78%
Nursing Home;                                            to-Month
FL<FN7>

Victoria        38       $3,500     $181,000    Owned    2004       86.28%
Martin Nursing
Home; FL

Windward        100      $17,800    $1,760,000  Owned    2013       98.57%
Nursing
Center; GA      ___      ________   ___________
     Totals     967      $225,425   $18,635,400
___________________

<FN1>
Cimerron maintains its offices in Roswell, Georgia, with a monthly rental of $3,800. The lease for these offices will be terminated in exchange for a $65,000 cash payment if the proposed agreement with Robert Hagan is closed. (See Item 12 below.)
<FN2>
The Company maintains its principal executive offices at the Oak Manor facility.
<FN3>
The Oak Manor Villas has 180 skilled nursing beds, 74 assisted living beds, and 150 retirement apartments.
<FN4>
The leases for Central Tampa and Pleasant View terminate in September 2015 and June 2001 respectively. The Company also owns the mortgage on the Central Tampa facility.
<FN5>
The Emory $500,000 note terms have been modified to a 30-day demand note.
<FN6>
Fitzgerald was refinanced on February 28, 1997, for $2,812,500. The numbers in the table reflect the terms of the new promissory note.
<FN7>
The Suncoast note has been extended to a month-to-month basis.
<FN8>
Occupancy rates are as of December 31, 1996.

     The Company considers all of its nursing facilities, both owned and leased, together with the related equipment contained therein, to be well maintained, in good operating condition, and suitable for the present and foreseeable future needs of each facility.

ITEM 3.  LEGAL PROCEEDINGS

     In June 1996 the Company entered into a debt forbearance agreement with the previous owners of its Spectrum subsidiary Matthew Carroll, Francis Farley, Cheryl Hannant and Edward R. Meyer (the "Carroll Group") to restruc-ture its acquisition related debt. The agreement provided, among other things, for the issuance of 375,000 shares of the Company's common stock and payments of $4,250,000, including a payment of $1,500,000 due September 24, 1996. On August 12, 1996, the Company and the Carroll Group executed an early payment agreement providing for further debt reduction. Subsequently the Carroll Group proposed an amendment to the debt forbearance agreement which was accepted by the Company.

     The payment due on September 24, 1996 was not paid by the Company. On October 22, 1996 the Carroll Group, denying the validity of the early payment agreement and forbearance agreement amendment filed a lawsuit against the Company and Robert W. Bell in the Circuit Court of the Thirteenth Judicial Circuit Court in and for Hillsborough County, Florida, seeking, among other things, payments for all amounts due under the forbearance agreement, and through court injunction to sequester proceeds from the sale of Spectrum assets to NCS Healthcare of Florida, Inc. and to appoint a receiver. The Company was successful in opposing the injunction.

     On February 14, 1997, the Company entered into a Settlement Agreement ("Agreement") with the Carroll Group. The purpose of the Agreement was to settle the outstanding litigation filed by the Carroll Group against the Company in October 1996.

     The Agreement provides that among other things, the Company will pay the Carroll Group $6,000,000 as follows:

     (a)  $1,000,000 was due and paid on February 21, 1997;

     (b) $1,000,000 was due and paid on March 3, 1997, from the refinancing of its nursing home in Fitzgerald, Georgia;

     (c)  $4,000,000 is due by June 14, 1997.

     (d) Interest accrues from all unpaid sums at the rate of 8.75% commencing February 21, 1997, and it is payable by June 14, 1997.

     The Agreement further provides that upon payment of the $6,000,000, the Carroll Group will transfer 1,200,000 shares of the Company's common stock to the Company or its designees.

     The Agreement further provides for the sale of 300,000 shares of the Company's common stock held by the Carroll Group as follows:

     (a) If the price of the Company's common stock does not trade at a price of at least $4.00 during 30 consecutive trading days during the two year period ending February 1, 1999, the Carroll Group can put 300,000 shares to the Company at a price of $3.50 per share, during the 30 day period commencing February 1, 1999.

     (b) If the common stock does trade at or above $4.00 for 30 consecutive trading days during the two year period, the Company has no obligation to repurchase the shares.

     (c) If the Carroll Group decides to sell the shares to someone other than the Company during the 30 day period commencing February 1, 1999, the Company has the right of first refusal to buy the shares at the market price.

     The Agreement further provides that litigation between the Carroll Group and the Company will be stayed pending the Company's compliance with its obligation to pay $6,000,000 to the Carroll Group in accordance with provisions of the Agreement.

     The Agreement also provides that Matthew Carroll will resign from the Company's Board of Directors on February 14, 1997. This resignation was accepted by the Board on February 14, 1997.

     On April 19, 1996, Lora Henderson, an employee of the Oak Manor Nursing Home, filed a complaint in federal district court in Tampa, Florida against the Company and Robert W. Bell, Sr., former President and Chairman of the Board of the Company. The complaint contained two counts, one for sexual harassment under Title VII of the Federal Civil Rights Act and the other for intentional infliction of emotional distress. The Court has dismissed Robert
W. Bell, Sr.

from the case and the count for intentional infliction of emotional distress has been dismissed. Henderson is claiming an unspecified amount of damages for alleged emotional distress and pain and suffering. The case has been scheduled for a jury trial during the month of January 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1996.

                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     (a) MARKET INFORMATION. The Company's Common Stock is traded in the over-the-counter market, and since April 28, 1995, has been traded on the Nasdaq Small-Cap Market under the symbol "NWCA".

     The following table sets forth the high and low bid prices of the Company's Common Stock as reported by the OTC Bulletin Board before April 28, 1995, and the Nasdaq Small-Cap Market for the periods since April 28, 1995. These prices are believed to be representative interdealer quotations, without retail markup, markdown or commissions, and may not represent prices at which actual transactions occurred.
                                          BID
QUARTER ENDED                       HIGH        LOW

     1995
First Quarter                       $3.50         $1.00
Second Quarter                      $4.37         $2.87
Third Quarter                       $2.875        $2.25
Fourth Quarter                      $3.00         $1.25

     1996
First Quarter                       $2.625        $2.375
Second Quarter                      $2.375        $1.25
Third Quarter                       $1.50         $1.00
Fourth Quarter                      $1.3125       $0.25

     1997
First Quarter                       $2.875        $1.0625

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. At March 31, 1997, the Company had approximately 669 holders of record of its Common Stock.

     (c) DIVIDENDS. The Company has paid no cash dividends on its Common Stock, and has no present intention of paying cash dividends in the foresee-able future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

STRUCTURE OF OPERATIONS

     The Company has operated through its three subsidiaries: NewCare, Spectrum (sold on October 24, 1996), and Cimerron (acquired on May 22, 1995). The Company operates ten (10) skilled nursing facilities, five (5) in Florida through NewCare and five (5) in Georgia through Cimerron. As a result of the sale of Spectrum, the Company has disposed of its medical supply and pharma-ceutical sales and service operations in Florida, Georgia, Kansas and Texas.

RESULTS OF OPERATIONS

     The Company's net revenues from continuing operations for the year ended December 31, 1996, were $28,767,532 compared to $23,186,401 for the year ended

December 31, 1995. Revenues for 1996 were 24.1% higher than 1995 revenues due primarily to the fact that the five Cimerron facilities were acquired in May 1995 and therefore the 1995 revenues included only eight months of revenues from these facilities.

     Operating expenses from continuing operations for the year ended December 31, 1996 were $28,613,596, representing 99.5% of revenues, as compared to $23,491,055 representing 101.3% of revenues for the year ended December 31, 1995. Operating expenses consist of compensation and related expenses, operating and administrative expenses, interest expenses, and depreciation and amortization expenses.

     Compensation and related expenses and operating and administrative expenses from continuing operations decreased, as a percentage of revenues, from 90.7% in 1995 to 89.1% in 1996. Interest, depreciation and amortization from continuing operations decreased, as a percentage of revenues, from 10.6% in 1995 to 10.4% in 1996.

     Depreciation and amortization expenses from continuing operations increased from $938,946 in 1995 to $1,076,740 in 1996 due to the acquisition of the Cimerron properties in May 1995. The assets of the Company are depreciated or amortized over their expected useful lives, ranging from 3 to 40 years.

     Interest expenses from continuing operations increased from $1,518,910 in 1995 to $1,912,838 in 1996 primarily due to interest expenses related to the Cimerron properties which were acquired in May 1995.

     The Company had a net loss of $2,226,292 for the twelve months ended December 31, 1996, compared to a net loss of $172,222 for the year ended December 31, 1995. The loss for 1996 included a loss on disposal of Spectrum of $1,355,798, a loss related to Spectrum's discontinued operations of $970,430, and income from continuing operations of $99,936. For the 1995 year, income from discontinued operations was $168,432 and the loss from continuing operations was $340,654.

     The Company's operating results may be affected by issues facing the long-term care industry, such as occupancy levels, nursing personnel avail-ability, governmental reimbursement programs (Medicaid and Medicare), and the possible reforms that may be taken by the federal government. The Company's ability to manage costs, including Compensation and Related Expenses, and payor mix can significantly affect its future profitability.

SEASONALITY

     The Company's revenues may fluctuate from quarter to quarter. Fluctua-tions are the result of seasonal occupancy changes, the number of calendar days per quarter and the timing of Medicaid and Medicare reimbursement rate changes for individual nursing facilities.

INFLATION AND LABOR SUPPLY

     Nursing facilities are labor intensive and can be affected by changes in wages and the supply of labor. Inflationary increases in wages can have adverse affects on the Company's skilled nursing operations in the short term until Medicaid and Medicare cost reports can be filed for appropriate reim-bursement rate adjustments for individual nursing facilities. The supply of labor can have possible adverse affects on the Company's net results of operations.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's working capital at December 31, 1996 was a negative $12,755,366 as compared to a negative $9,400,213 on December 31, 1995. The decrease was due primarily to the fact that a significant amount of mortgage debt that was classified as long-term debt on December 31, 1995, was class-ified as a current liability as of December 31, 1996.

     During the year ended December 31,1996, cash used in operating activ-ities was $706,285 as compared to $1,538,933 of cash provided by operating activities for the year ended December 31, 1995. The largest contributing factor to the cash used in the year ended December 31, 1996 was the net loss of $2,226,292. This figure was offset by the loss on the disposal of the Spectrum assets of $1,386,798. There was a $2,090,525 decrease in accounts payable in 1996 which was partly offset by a $1,612,136 decrease in accounts receivable. These decreases in accounts payable and accounts receivable were primarily attributable to the sale of operating assets of Spectrum. There was also an increase in other receivables of $486,682 due to the holdback associated with the sale of Spectrum. Depreciation and amortization was $1,554,219 for 1996 as compared to $1,494,836 for 1995. Amortization of $94,000 included in the year ended December 31, 1996, relates to the writeoff of the balance of goodwill for Bay to Bay, which lost its lease May 31, 1996.

     Net cash provided by investing activities was $7,089,285 for the twelve month period ended December 31, 1996. Proceeds on disposal of property, plant and equipment, which was primarily related to the sale of Spectrum, was $10,234,655. The Company paid $1,085,050 in net purchases of property, plant, and equipment, issued notes receivable of $1,852,377, and made payments for other assets of $207,943.

     For the twelve month period ended December 31, 1996, financing activities used net cash of $3,385,939. The Company made payments of $2,405,020 on long-term debt, $1,525,000 on notes payable, and reduced its line of credit by $166,491. The Company received proceeds of $710,572 from long-term debt.

     Management believes that the existing cash and cash from operations will be sufficient to fund its continued operations, excluding current maturities for notes payable related to the acquisition of Spectrum and the first and second mortgages of its Oak Manor facility. Cash reserves are not adequate to fund the Company's Oak Manor first mortgage of $4,169,000, the second mortgage of $5,650,0000, and the amount due the Carroll Group on June 14, 1997, of approximately $4,000,000 (see "Item 3. Legal Proceedings"). Should the Company be unable to refinance these notes or borrow against its assets, its inability to pay these notes would have significant adverse consequences upon the Company.

     The current portion of long-term debt for mortgages payable as of December 31, 1996 is approximately $11,464,000, of which $9,819,000 is related to its Oak Manor facility. The Company's management is negotiating with several lenders to refinance its Oak Manor facility in Largo, Florida, the Dania nursing home in Dania, Florida, the Windward nursing home in Flowery Branch, Georgia, and the Central Tampa Nursing Home. It is management's belief that the refinancing of these properties will generate approximately $7 million in additional proceeds after paying off the existing debt on the properties. These proceeds will be used to pay the $4,000,000 note referred to above related to the Carroll Settlement Agreement and leave approximately $3 million available for acquisitions and working capital. The refinancing plan has been submitted to several lenders and a preliminary term sheet has been received from a real estate investment trust. Management believes that with current market conditions this financing can be achieved and will satisfy its liquidity needs and generate working capital for the Company. There is no assurance that this financing will be secured or if the financing is secured, whether the terms will be as presented above. If the Company is unable to refinance the notes due in 1997, it would have a material affect on the Company's ability to continue opera-tions. The Company at this time has no specific plan to sell and lease back any of its health care facilities.

     The Company at this time has no material commitments for capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS

     Information with respect to Item 7 is contained in the Company's consolidated financial statements and are set forth herein beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No response required. See Report on Form 8-K dated February 6, 1997, as amended.

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Certain information about the directors and executive officers of the Company is contained in the following table:

NAME                        AGE                POSITION

Ashok Dalal                 57      Chairman, Chief Executive Officer
                                    and President

Robert Hagan                41      Director

Dr. Kishor Karia            53      Director

Henry H. Sherrill, Jr.      60      Chief Financial Officer

Robert W. Bell, Jr.         32      Vice President of Operations, Finance

Chris Brogdon               47      Director

Harlan Mathews              69      Director

Dr. Dhiraj Patel            45      Director

     All directors hold office until the next annual meeting of the shareholders of the Company or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors with no fixed terms of office. Additional information regarding the directors and officers is set forth below.

     ASHOK DALAL has served as Executive Vice President and director of the Company since April 1994 and has held such positions with ANH since November 1989 and with NewCare since its inception in February 1993. Mr. Dalal has served as Chief Executive Officer of the Company since the resignation of Robert W. Bell, Sr. on January 3, 1997. Mr. Dalal was a private investor in several limited partnerships whose properties were managed by ANH. He has a B.S. Degree and a Master of Business Administration Degree.

     ROBERT HAGAN has been a director of the Company since June 1995. He serves as the President of Cimerron Health Care, Inc., a subsidiary of the Company. Mr. Hagan has been the President of Cimerron and its predecessors since 1980. Mr. Hagan has a B.S. Degree in Criminology.

     DR. KISHOR KARIA has served as a director of the Company since July, 1995. Dr. Karia is an internal medicine physician specializing in Hematology Oncology and has been practicing in South Florida since 1982. Dr. Karia was a limited partner in several Florida nursing homes operated by the Company until 1993 when he exchanged his ownership interest in the nursing homes with NewCare, Inc.

     HENRY H. SHERRILL, JR. has served as Chief Financial Officer of the Company since April 1994 and has also served in such position with ANH and NewCare since June 1993. Prior to joining the Company, Mr. Sherrill was Chief Financial Officer for Advocare, Inc., a privately-held nursing home company, from January 1986 to May 1993. Mr. Sherrill received his B.S. Degree in Business Administration from Kent State University in 1962 and became a Certified Public Accountant in 1964.

     ROBERT W. BELL, JR. has served as the Vice President of Operations, Finance for the Company since April 1994 and has also held such position with NewCare since April 1994. Mr. Bell received his B.S. Degree in Business Administration from the University of Southern Mississippi in 1986. Mr. Bell joined ANH in September 1987 and has served in the capacity of Assistant to the Chief Financial Officer, Accounts Payable Coordinator, Purchasing Agent and Assistant Controller of Nursing Homes.

     CHRIS BROGDON has served as a Director of the Company since February 19, 1997. He has served as President and a Director of Retirement Care Associates, Inc., a publicly-held company headquartered in Atlanta, Georgia, since
October 1991. He has also served as Secretary of Capitol Care Management Company, Inc. ("Capitol Care") since October 1990. Capitol Care is a wholly-owned subsidiary of Retirement Care Associates, Inc. Mr. Brogdon has been involved in financing and operating nursing homes and retirement communities since 1982. From 1969 until 1982, Mr. Brogdon was employed in the securities business as a retail salesman. Mr. Brogdon attended Georgia State University in Atlanta, Georgia. Since March 1987, Mr. Brogdon has been Secretary/Treasurer of Winter Haven Homes, Inc. ("WHH") and since August 1990, he has been Secretary/Treasurer of National Assistance Bureau, Inc. ("NAB"). Both WHH and NAB are engaged in the business of owning and operating nursing homes and retirement communities. Mr. Brogdon also serves as a Director of Contour Medical, Inc., a publicly-held company, of which Retirement Care Associates, Inc. is a majority shareholder, and Perennial Development Corporation, a publicly-held company of which Retirement Care Associates, Inc. is a minority shareholder.

     HARLAN MATHEWS has been a Director of the Company since February 1997. Since 1994 he has been a partner in the law firm of Farris, Mathews, Gilman, Branan & Hellen, P.L.C., in Nashville, Tennessee. From 1993 to 1994, he served as a United States Senator from the State of Tennessee. From 1987 to 1993, he was Deputy to the Governor of Tennessee and Cabinet Secretary. From 1974 to 1987, Mr. Mathews was Treasurer of the State of Tennessee. He received a Bachelor's Degree in Business from Jacksonville State University in Alabama in 1949 and a Master's Degree in Public Administration from Vanderbilt University in 1950. Mr. Mathews received a law degree from the Nashville School of Law in 1962. Mr. Mathews currently serves as a Director of Retirement Care Associates, Inc., a publicly-held company based in Atlanta, Georgia, and Murray Guard, Inc., a publicly-held company based in Jackson, Tennessee.

     DR. DHIRAJ PATEL has served as a Director of the Company since January 1997. Dr. Patel has been a practicing physician in Hollywood, Florida for the past 14 years. Dr. Patel was a limited partner in several Florida nursing homes operated by the Company until 1993, when he exchanged his ownership interest in the nursing homes with NewCare Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a director, officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information regarding the executive compensation for the Company's President for the years ended December 31, 1996,

1995 and 1994 from the Company and its subsidiaries. No other executive officer received compensation in excess of $100,000 during these periods.

                          SUMMARY COMPENSATION TABLE
                                                          LONG-TERM COMPENSATION
                            ANNUAL COMPENSATION           AWARDS         PAYOUTS
                                                                SECURI-
                                                                TIES
                                                                UNDERLY-
                                             OTHER    RE-       ING               ALL
                                             ANNUAL   STRICTED  OPTIONS/         OTHER
NAME AND PRINCIPAL                           COMPEN-  STOCK     SARs     LTIP    COMPEN-
     POSITION         YEAR   SALARY   BONUS  SATION   AWARD(S)  (NUMBER)PAYOUTS  SATION
Robert Bell, Sr.      1996  $96,000    -0-   $-0-      --       --        --      -0-
 President            1995  $96,000    -0-   $-0-      --       --        --      -0-
                      1994  $96,000    -0-   $-0-      --       --        --      -0-

     The only benefit plan offered at the present involves a major medical plan, which is made available to all full-time employees on a non-discriminatory basis. The Company currently maintains no stock option plans, no long-term incentive plans and no benefit plan which would constitute "Long Term Compensation." There is no current policy of the Company to compensate directors who are not officers for attending each director's meeting, but the directors are reimbursed for related expenses.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 31, 1997, the shares of the Common Stock beneficially owned by each person who is the beneficial owner of more than five percent (5%) of the Company's shares, each of the Company's Directors and by all of the Company's Directors and Executive Officers as a group. Each person has sole voting and investment power with respect to the shares shown, except as noted.

                                     AMOUNT OF
                                     BENEFICIAL           PERCENT
NAME AND ADDRESS                     OWNERSHIP            OF CLASS
Ashok Dalal                           1,031,469<FN1>       9.66%
3703 Bridge Road
Cooper City, FL  33026

Dr. Kishor Karia                      1,001,138<FN2>       9.38%
11001 Pines Blvd., Suite 106
Pembroke Pines, FL 33024

Dr. Dhiraj Patel                      1,081,388<FN3>      10.13%
11801 N. Island Road
Cooper City, FL 33026

Chris Brogdon                           209,374<FN4>       1.96%
Suite 200
6000 Lake Forrest Drive
Atlanta, GA  30328

Harlan Mathews                               -0-            -0-
420 Hunt Club Road
Nashville, TN  37221

Robert Hagan                            714,287<FN5>       6.69%
1144 Canton Street, Suite 200
Roswell, Georgia 30075

Veena Holdings, Ltd.<FN6>             1,001,138            9.38%
1101 Pines Blvd., Suite 106
Pembroke Pines, FL 33024

Daksha Vakharia Revocable               598,000            5.60%
  Trust
3365 Bridle Path Lane
Fort Lauderdale, FL  33331

Matthew J. Carroll                    1,172,900<FN7>      10.99%
632 E. Columbus Drive
Tierra Verde, FL  33715

All directors and officers            4,037,656          37.83%
as a group
_________________

<FN1>
This amount includes an aggregate of 31,469 shares held of record by certain family members of Ashok Dalal.
<FN2>
Represents shares held by Veena Holdings, Ltd., a partnership owned by Dr. Karia and his family.
<FN3>
Includes 901,138 shares held in the name of Dr. Patel's wife, Pravinagauri Patel; 26,750 shares held in the Karia & Patel Stirling Health Center Annuity Plan for the benefit of Dr. Patel; and 80,000 shares held jointly by Dr. Patel and his wife.
<FN4>
Includes 103,824 shares owned by Mr. Brogdon; 100,000 shares owned by Mr. Brogdon's wife, Connie Brogdon; 5,550 shares of Common Stock which represents 50% of the shares held by Winter Haven Homes, Inc., of which Connie Brogdon is a 50% owner. Does not include the 1,200,000 shares which Mr. Brogdon has the right to purchase from the Company upon the closing of the Settlement Agreement between the Company and Matt Carroll nor does it include options to purchase 400,000 shares at $2.20 per share which do not vest within 60 days, nor does it include the 714,000 shares which Mr. Brogdon has signed a letter of intent to purchase from Karen Hagan over the next two years.
<FN5>
The shares are owned directly by Karen Hagan, wife of Robert Hagan. The Hagans have signed a letter of intent to sell these shares to Chris Brogdon.
<FN6>
The shareholders of Veena Holdings, Ltd. are Dr. Kishor Karia, Veena Karia, Ojus Karia and Tajus Karia.
<FN7>
These shares are subject to be transferred back to the Company pursuant to the Settlement Agreement dated February 14, 1997, among the Company, Matthew Carroll, et al. See "Item 3. Legal Proceedings" for further information about the Settlement Agreement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RESIGNATION OF ROBERT W. BELL, SR.

     During January 1997, Robert W. Bell, Sr., the Company's Chairman and President, resigned from all of his positions with the Company. In connection with his resignation, the Company purchased from him and members of his family a total of 869,978 shares of the Company's common stock for a price of $1.20 per share, or a total consideration of $1,043,973.60. These shares were then resold to Chris Brogdon and his designees. (See "Letter of Understanding with Chris Brogdon", below.)

LETTER OF UNDERSTANDING WITH CHRIS BROGDON

     On February 19, 1997, the Company's Board of Directors ratified and approved a Letter of Understanding (the "Letter") between the Company and Chris Brogdon which was executed on January 31, 1997. Pursuant to this Letter, the Company agreed to add Chris Brogdon and Harlan Mathews to the Company's Board of Directors, and these two persons were in fact added on February 19, 1997. Chris Brogdon currently serves as President and a director of Retirement Care Associates, Inc. ("RCA"), and Harlan Mathews currently serves as a director of RCA.

     The Letter further provides for and contemplates that Chris Brogdon and other individuals he selects will become actively involved in the management of the Company once RCA's proposed merger with Sun HealthCare Group, Inc. is closed.

     Pursuant to the Letter, Chris Brogdon and his designees purchased from the Company, for a price of $1.20 per share, the 869,978 restricted shares of the Company's common stock which the Company purchased from Robert W. Bell, Sr. and members of his family.

     The Letter further provides and contemplates that Chris Brogdon and his designees will purchase from the Company 1,200,000 shares of common stock for a price of $1.50 per share, contingent upon the Company receiving these shares from the Carroll Group. (See "Item 3" above.)

     The Letter further provides that the Company will grant to Chris Brogdon and his designees options to purchase a total of 1,500,000 shares of common stock at a price of $2.20 per share. These options are being granted in consideration for Mr. Brogdon's agreement to take over management of the Company. In the event that the Company's common stock does not reach an average price of at least $5.00 for any 30 consecutive days during the 12 month period following Mr. Brogdon's election as Chief Executive Officer, all unexercised options will be canceled.

MANAGEMENT AGREEMENT WITH RENAISSANCE SENIOR LIVING, INC.

     On February 17, 1997, the Company entered into a Management Agreement with Renaissance Senior Living, Inc. ("Renaissance"), pursuant to which Renaissance agreed to manage all of the Company's nursing homes and retirement facilities. Renaissance is to be paid a monthly fee for each facility equal to 25% of the increase in profit (a decrease in loss) at the facility as compared to the profit (or loss) at the facility as of December 31, 1996, but the fee cannot exceed 6% of the gross operating revenues of the facility for that month. The agreement terminates December 31, 1997. Renaissance is owned by Chris Brogdon (20%), Edward E. Lane (20%), Darrell Tucker (17%) and other officers and employees of Retirement Care Associates, Inc. Chris Brogdon, a director of the Company, is also a director of Renaissance.

TRANSACTIONS WITH KAREN HAGAN

     The Company leases office space from Cimerron Properties, Inc., a company owned by Karen Hagan, a principal shareholder of the Company, under an operating lease that expires December 31, 1999. Annual rental payments under the lease approximate $45,600. Pursuant to a letter of intent with Cimerron Properties, Inc. dated March 13, 1997, this lease will be terminated early in exchange for a cash payment of $65,000. The termination is expected within sixty (60) days from March 13, 1997.

     In September 1995, the Company exercised an option to purchase the Emory Nursing Center in exchange for $300,000 in cash and the assumption of approx-imately $500,000 in debt. The $300,000 was raised by borrowing the money from Karen Hagan. The $300,000 loan bears interest at 10% and is payable in monthly payments of interest only through September 15, 1998, when all principal and any accrued interest is due. The $500,000 note payable matured in February 1996, and was refinanced with a loan from Retirement Care Asso-ciates, Inc. bearing interest at 9%. Accrued interest and principal were due in February 1997. This note has been converted to a demand note. Two of the Company's directors are also directors of Retirement Care Associates, Inc.

     In August 1995, the Company borrowed $225,000 from Karen Hagan to purchase real estate adjacent to the Emory Nursing Center. Thirty thousand dollars ($30,000) was repaid during January 1997. A $195,000 note bears interest at 10% and is payable in monthly installments of interest only through August 1998, when all principal and any accrued interest is due. The note is collateralized by the real estate.

     In July 1996, the Company borrowed $80,000 from Karen Hagan to pay outstanding payroll taxes. The note bears interest at 12% and is payable in twelve monthly installments of $7,467 with the final payment due July 1, 1997.

LETTER OF INTENT BETWEEN CHRIS BROGDON AND ROBERT HAGAN

     On March 13, 1997, Robert Hagan ("Hagan") and Chris Brogdon ("Brogdon"), two directors of the Company, entered into a letter of intent between them-selves which, among other things, provided for the following:

     (a) Brogdon will purchase from Hagan's wife 714,000 shares of the Company's common stock at $3.00 per share, with payment to be in the form of a promissory note. The note will bear interest at the rate of 8% and will provide for the principal to be paid in four equal semi-annual payments with the first payment due six months after the closing of the transaction. The shares will be held in escrow and be released in 25% increments as each principal payment is made on the note.

     (b) The office space leased with Cimerron Properties, Inc. will be terminated early in return for a $65,000 cash payment.

     (c) The Company will pay Hagan $150,000 in cash at closing in exchange for the termination of Hagan's employment agreement with the Company.

LOAN FROM RETIREMENT CARE ASSOCIATES, INC.

     During February 1996, Retirement Care Associates, Inc. ("RCA") loaned the Company $500,000 pursuant to a one-year promissory note with 9% interest secured by an interest in the Emory Nursing facility. The note has been converted to a 30-day demand note with interest payable monthly. Chris Brogdon and Harlan Mathews, directors of the Company, are also directors of RCA, and Chris Brogdon is President and a principal shareholder of RCA.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  3.  EXHIBITS.

EXHIBIT
NUMBER   DESCRIPTION                 LOCATION

3.1      Articles of Incorporation   Incorporated by reference to
                                     Form 10-SB which was filed with
                                     the Commission on May 12, 1995.

3.2      By-Laws                    Incorporated by reference to
                                     Form 10-QSB for the quarter ended
                                     September 30, 1995 which was filed
                                     with the Commission on November 10,
                                     1995.

10.1     Settlement Agreement        Incorporated by reference to
         dated February 14, 1997,    Exhibit 10.1 to the Company's
         with Matthew Carroll,       Report on Form 8-K dated
         et al.                      February 14, 1997

10.2     Letter of Understanding     Incorporated by reference to
         Between the Company and     Exhibit 10.2 to the Company's
         and Chris Brogdon           Report on Form 8-K dated
                                     February 14, 1997

10.3     Management Agreement        Filed herewith electronically
         dated February 17, 1997
         with Renaissance Senior
         Living, Inc.

     (b) REPORTS ON FORM 8-K. On November 11, 1996, the Company filed a Form 8-K which reported under Item 2 the sale to NCS Healthcare of Florida, Inc. of all the operating assets of the Company's Spectrum Health Services, Inc. subsidiary. On January 6, 1997, the Company filed an amendment to this same Form 8-K and provided under Item 7 the pro forma financial statements required in connection with the sale of the assets of Spectrum Health Services, Inc.

                  INDEX TO FINANCIAL STATEMENTS
                                                                  Page

Independent Auditors' Report                                      F-1
Report of Independent Certified Public Accountants                F-2
Consolidated Balance Sheets                                       F-3 - F-4
Consolidated Statements of Operations                             F-5
Consolidated Statements of Changes in Stockholders' Equity        F-6
Consolidated Statements of Cash Flows                             F-7 - F-8
Notes to Consolidated Financial Statements                        F-9 - F-22

LANEY
BOTELER &
KILLINGER

                        Independent Auditors' Report

Board of Directors
NewCare Health Corporation and Subsidiaries
Largo, Florida

We have audited the accompanying balance sheet of NewCare Health Corporation and Subsidiaries, as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the year then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of NewCare Health Corporation and Subsidiaries as of December 31, 1995, were audited by other auditors whose opinion, dated February 27, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of NewCare Health Corporation and Subsidiaries, at December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                              /s/ Laney, Boteler & Killinger
                              LANEY, BOTELER & KILLINGER
Atlanta, Georgia
March 18, 1997

         Report of Independent Certified Public Accountants

Board of Directors
NewCare Health Corporation and Subsidiaries
Largo, Florida

We have audited the consolidated statements of operations, changes in stockholders' equity and cash flows of NewCare Health Corporation and Subsidiaries for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of NewCare Health Corporation and subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles.
                                    /s/ Lovelace, Roby & Company, P.A.
                                    Certified Public Accountants
Orlando, Florida
February 27, 1996

                NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheet
                                  Assets
                                                      December 31,
                                                          1996
Current assets
  Cash and cash equivalents                           $ 3,198,700
  Accounts receivable, net of allowance for
   doubtful accounts of $191,299                        1,829,581
  Other receivables                                       486,682
  Mortgage notes receivable                             1,852,377
  Inventory                                                27,762
  Prepaid expenses                                         92,141

     Total current assets                               7,487,243

Property and equipment
  Land and improvements                                 4,197,271
  Buildings and improvements                           21,721,772
  Equipment and other                                   3,585,056

     Total property and equipment                      29,504,099

  Less:  accumulated depreciation and
   amortization                                         5,682,538
  Property and equipment, net                          23,821,561

Excess of costs over net assets of businesses
  acquired, net of accumulated amortization
  of $135,391                                             183,648

Other assets, net
  Non-compete agreements                                      -
  Closing costs                                            92,968
  Bond costs                                              423,716
  Deferred expenses                                        67,152
  Organization costs, deposits and other                  336,037

     Total other assets                                   919,873

  Less accumulated amortization                           145,224
  Other assets, net                                       774,649

                                                      $32,267,101
See Notes to Financial Statements.

                NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheet
                  Liabilities and Stockholders' Equity

                                                      December 31,
                                                         1996
Current liabilities
  Current maturities of long-term debt                $16,899,696
  Notes payable                                              -
  Borrowings under line of credit                            -
  Accounts payable                                      1,143,996
  Accrued compensation                                    808,960
  Accrued interest                                        662,985
  Accrued other expenses                                  577,920
  Deferred revenue                                         86,863
  Estimated third-party payor settlements                  62,189

     Total current liabilities                         20,242,609

Estimated third-party payor settlements                      -

Long-term debt                                          6,880,805

Total liabilities                                      27,123,414

Commitments and contingencies

Stockholders' equity
 Common stock, $.02 par value; 50,000,000
 shares authorized; 10,667,524 shares
 issued and outstanding                                   213,350
Additional paid-in capital                              9,055,724
Accumulated deficit                                    (4,075,387)
Treasury stock (70,168 shares), at cost                   (50,000)

     Total stockholders' equity                         5,143,687

     Total liabilities and stockholders' equity       $32,267,101

See Notes to Financial Statements.

                 NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Operations

                                            Years Ended December 31,
                                             1996             1995
Net revenues                              $28,767,532      $23,186,401

Operating expenses
  Compensation and related expenses        15,553,474       13,152,290
  Operating and administrative             10,070,544        7,880,909
  Interest                                  1,912,838        1,518,910
  Depreciation and amortization             1,076,740          938,946

     Total operating expenses              28,613,596       23,491,055

Net income (loss) before income taxes         153,936         (304,654)

Income tax (provision)                        (54,000)         (36,000)

Income (loss) from continuing operations       99,936         (340,654)

Discontinued operations
  Income (loss) from discontinued
  business segment net of benefit
  for income taxes of $23,000 in 1996        (970,430)         168,432

  Loss on disposal of discontinued
  business segment net of benefit
  for income taxes of $31,000              (1,355,798)            -

Net loss                                  $(2,226,292)     $  (172,222)

Net income (loss) per common share:
  Continuing operations                   $      0.01      $     (0.03)

     Net loss                             $     (0.21)     $     (0.02)

Weighted average number of
  common shares outstanding                10,667,524       10,390,073

See Notes to Financial Statements.

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                  Years Ended December 31, 1996 and 1995

                                     Addit-                              Total
                Number               ional                               Stock-
                  of                 Paid-In    Accumulated   Treasury   holders'
                Shares     Amount    Capital    Deficit       Stock      Equity
                ------    --------  ----------  ------------  --------   ----------
Balance at
December 31,
1994           9,920,488  $198,410  $7,247,094  $(1,676,873)  $(50,000)  $5,718,631

Issuance of
common stock
for acquisi-
tion of sub-
sidiary          726,286    14,525   1,801,190         -          -       1,815,715

Other common
stock is-
suances           20,750       415       7,440         -          -           7,855

Net loss for
1995                -         -           -        (172,222)      -        (172,222)

Balance at
December 31,
1995          10,667,524   213,350   9,055,724   (1,849,095)   (50,000)   7,369,979

Net loss for
1996                -         -           -      (2,226,292)      -      (2,226,292)

Balance at
December 31,
1996          10,667,524  $213,350  $9,055,724  $(4,075,387)  $(50,000)  $5,143,687

See Notes to Financial Statements.

                NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
                        Statements of Cash Flows

                                            Years Ended December 31,
                                             1996             1995
Cash flows from operating activities
  Net loss                                $(2,226,292)     $  (172,222)
  Adjustment to reconcile net loss
   to net cash provided by operating
   activities
     Depreciation and amortization          1,554,219        1,494,836
     Common stock for services                   -               7,855
     Provision for bad debts                 (707,936)       1,001,448
     Loss on disposal                       1,386,798             -
     Changes in assets and liabilities,
      net of effects from business
      Combinations
       Decrease (increase) in assets
        Accounts receivable                 1,612,136       (1,617,140)
        Other receivables                    (486,682)            -
        Inventories                           181,701           43,475
        Prepaid expenses                       81,142           73,254
       Increase (decrease) in liabilities
        Accounts payable                   (2,090,525)         778,678
        Accrued liabilities                   157,987           34,284
        Deferred revenue                       25,617             -
        Estimated third party payor
         settlements                         (194,450)        (105,535)

           Net cash provided by (used
            in) operating activities         (706,285)       1,538,933

Cash flows from investing activities
  Proceeds on disposal of property,
   plant and equipment                      10,234,655             -
  Net purchases of property, plant and
   equipment                                (1,085,050)       (564,149)
  Cash paid for acquisitions of
   affiliates, net of cash acquired               -         (1,612,200)
  Issuance of notes receivable              (1,852,377)           -
  Payments for other assets                   (207,943)       (118,120)

      Net cash provided by (used
       in) investing activities              7,089,285      (2,294,469)

See Notes to Financial Statements.

                NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
                           Statements of Cash Flows

                                            Years Ended December 31,
                                             1996             1995
Cash flows from financing activities
  Proceeds from long-term debt            $   710,572      $ 2,741,953
  Repayment of long-term debt              (2,405,020)      (2,710,935)
  Repayment of notes payable               (1,525,000)            -
  Net decrease in line of credit             (166,491)            -

     Net cash provided by (used
       in) financing activities            (3,385,939)          31,018

Net increase (decrease) in cash
  and cash equivalents                      2,997,061         (724,518)

Cash and cash equivalents at
  beginning of year                           201,639          926,157

Cash and cash equivalents at
  end of year                             $ 3,198,700      $   201,639

See Notes to Financial Statements.

                NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                        December 31, 1996 and 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of NewCare Health Corporation and its subsidiaries (the Company). The Company's three subsidiaries: NewCare, Inc. (NewCare), Spectrum Health Services, Inc. (Spectrum) and Cimerron Health Care, Inc. (Cimerron; acquired on May 22,
1995) operate predominately in the long-term health care industry. The Company operates ten (10) skilled nursing facilities, five (5) in Florida through NewCare and five (5) in Georgia through Cimerron. The assets and operations of Spectrum were sold October 24, 1996. All significant inter-company transactions have been eliminated in the consolidation process.

OPERATIONS

As of December 31, 1996, current liabilities exceeded current assets by approximately $12,800,000. The Company was also experiencing operating losses in its Spectrum division. On October 24, 1996, the Spectrum division was sold. The remaining operating division had operating income in 1996. Management's plans with regard to operations include continuing improvement of budget controls, increased marketing efforts at its facilities to increase occupancy and revenue and restructuring the current maturities of its debts. In addition, the Company's chief executive officer has resigned and new management has been engaged effective February 17, 1997 (Note 13).

CASH EQUIVALENTS

Cash equivalents include all highly liquid investments with an original maturity of three months or less.

INVENTORY

Inventory consists primarily of health care supplies and is stated at the lower of cost (determined using the first-in, first-out method) or market value.

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Maintenance and repairs are charged to operations and major improvements are capitalized. Upon retire-ment, sale or other disposition, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in operations. Depreciation is computed using the straight-line method for financial report-ing purposes and accelerated methods for income tax purposes. Estimated useful lives of the assets range from three to fifteen years for equipment and thirty to forty years for real estate.

OTHER ASSETS

Other assets consist primarily of excess of consideration paid over net assets acquired in business combinations (goodwill), organization costs, deferred financing costs, deposits and certain other deferred expenses. Deferred

Financing costs are amortized using a method approximating the effective interest method over the terms of the related borrowings. The other in-tangible assets are amortized using the straight-line method over the periods of expected benefit, generally five to forty years.

Goodwill is reviewed for impairment whenever events or changes in circum-stances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized.

Offering costs directly related to the Company's offerings of its common stock are deferred and offset against the proceeds from the offerings as a charge to additional paid-in capital, or expensed in the event the related offering is unsuccessful.

INCOME TAXES

Deferred income taxes are provided for certain temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse.

CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Credit risk associated with private pay accounts receivable is mitigated by the large number of such accounts. Credit risk related to accounts receivable from the Medicaid and Medicare programs are mitigated by the taxing authority of the governmental entities funding those programs.

REVENUE RECOGNITION

The Company recognizes revenue from the sale of products in the period that the products are shipped to customers. Revenue from providing health care services is generally recognized in the period that the services are performed.

Patient service revenue is reported at the estimated net realizable amounts receivable from residents, third-party payors and others for services rendered.

Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered. Differences between the estimated amounts accrued and interim and final settlements are reported in operations in the period of settlement.

PRODUCT WARRANTIES

The Company generally will replace or refund the purchase price of products sold for which the customer is not satisfied. Historically, the effect of this policy has not been material to the Company's financial statements which, as a result, do not include a provision for the effect of product warranty policies.

PER SHARE DATA

Net earnings per common share are computed using the weighted average number of common shares and common equivalent shares outstanding during each year. Common share equivalents represent shares issuable upon the assumed exercise of stock options. The stock options are included in the computation using the treasury stock method, if they would have a dilutive effect in years where there are earnings. Common share equivalents are not considered in calculations of per share data when their inclusion would be anti-dilutive.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates.

ADVERTISING

The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense for 1996 and 1995, respectively, totaled $66,000 and $68,000.

RECLASSIFICATIONS

APB Opinion 30 requires prior period financial statements that are presented for comparative purposes to be restated to present earnings or losses of a discontinued segment net of tax for those periods. Accordingly, the consolidated statement of operations for 1995 has been restated to reflect the operations of Spectrum as a single-line litem. Revenues, expenses and net income of the Spectrum division for 1996 and 1995 were as follows:

                                             1996             1995
     Revenues                             $13,026,071      $16,584,059
     Expenses                              13,996,501       16,415,627

     Net income (loss)                    $  (970,430)     $   168,432

NOTE 2 - BUSINESS COMBINATIONS, ACQUISITIONS AND DISPOSITIONS

CIMERRON

During 1995, the Company acquired all of the outstanding common stock of Cimerron Health care, Inc. (Cimerron). Cimerron operates five skilled nursing facilities in Georgia with an aggregate of 502 skilled nursing beds. The purchase price was approximately $10,348,000, composed of $1,500,000 in cash, 726,286 unregistered shares of the Company's common stock valued at $1,815,715 and the assumption of approximately $7,032,000 of debt and operating liabilities. The Company's stock given in exchange was valued by the Company's Board of Directors at $2.50 per share, which approximated market value at the time the transaction was consummated.

The acquisition was accounted for as a purchase and Cimerron's results of operations have been included in the accompanying consolidated financial statements beginning on May 22, 1995, the date of the acquisition.

UNAUDITED PRO-FORMA RESULTS OF OPERATIONS

The following table of unaudited pro-forma results presents the operations of the Company as if it had owned Cimerron for all of 1995 after giving effect to certain adjustments and reclassifications, including additional depreciation expense, increased interest expense on acquisition related debt, related income tax effects and elimination of intercompany transactions:

                                                 1995
     Net revenues                            $44,403,000
     Net loss                                    (94,000)
     Net loss per share                      $     (0.01)

SPECTRUM

During 1994, the Company acquired all of the outstanding common stock of Spectrum Health Services, Inc. and Spectrum Infusion Services, Inc. (Spectrum). Spectrum was engaged in the business of selling medical supplies, pharmaceutical products and services and therapy services to health care facilities and individuals. The purchase price was $9,581,190, composed of $1,390,000 in cash, $5,012,190 in notes payable and 1,700,000 shares of the Company's common stock valued at $3,179,000. The Company's stock given in the exchange were valued by the Company's Board of Directors at $1.87 per share, which was the price at which shares were being sold in the concurrent private placement (Note 9). The acquisition was accounted for as a purchase.

At the acquisition date, Spectrum had net assets with a fair market value of approximately $2,874,000 resulting in an excess of cost over net assets acquired of approximately $6,847,000. The Company was amortizing this amount over forty years using the straight-line method.

On October 24, 1996, the assets of Spectrum were sold. The selling price of $10,167,000 was comprised of approximately $7,795,000 in cash, assumption of liabilities totaling $1,841,000 and payoff of liabilities and closing costs totaling $531,000. The 1996 income statement reflects a loss from the sale of Spectrum of $1,355,798.

CENTRAL TAMPA NURSING HOME

In September 1995, the Company acquired, through a lease, the operations of a 100-bed skilled nursing facility located in Tampa, Florida. Supplemental pro-forma information is not presented for this transaction due to the entity's insignificance to the consolidated financial statements.

BAY TO BAY NURSING HOME

In February 1996, the Company was notified by the lessor of Bay to Bay Nursing Home that the lease would expire in June 1996 and would not be renewed. The loss of the seventy-five bed skilled nursing facility is not expected to have a material adverse effect on the Company's results of operations.

NOTE 3 - PATIENT FUNDS HELD IN ESCROW

The Company's skilled nursing facilities offer a cash management service to their residents. These funds remain the sole property of each respective resident to be disbursed only as requested and, accordingly, these funds are excluded from the Company's financial statements. The facilities have a fiduciary duty of accountability for the funds. At December 31, 1996 and 1995, patient fund balances, in the aggregate, totaled approximately $216,000 and $244,000, respectively.

NOTE 4 - MORTGAGE NOTES RECEIVABLE

On November 15, 1996, the Company purchased two purchase money mortgage notes totaling $1,853,300. The notes are collateralized by all real and personal property of Central Tampa Nursing Facility (Note 2) which the Company leases from the issuer of the notes. The notes bear interest at the rate of 10% per annum and were due on January 15, 1997. At maturity, the note terms were modified where the note is due on demand by the Company.

NOTE 5 - LONG-TERM DEBT

At December 31, 1996 and 1995, notes payable and long-term debt consisted of the following:
                                                    1996          1995
First mortgage note, interest at 8.5% due
in monthly installments of principal and
interest of $46,840 with remaining princi-
pal due at maturity in September 1996,
collateralized by first mortgage on property
and equipment at Oak Manor facility and guar-
antees by Company officers, directors and
other related parties.  The due date of the
note was extended until September 1997.          $4,169,296    $4,321,009

Second mortgage installment note, interest
at 2% due in monthly installments of
$35,000 principal and $8,500 interest with
remaining principal and accrued interest due
at maturity in December 1997.  Note is col-
lateralized by a second mortgage on the
Oak Manor facility and includes a provision
for the mortgagee to participate in any sale
or refinance proceeds in excess of $10,000,000.   5,650,000     5,965,000

Gainesville and Hall County Development
Authority bonds, interest at 10.25% due
semi-annually, principal due annually through
August 2013 in accordance with the bond agree-
ments, collateralized by property and
equipment at Windward facility and restricted
bond trust funds.                                 1,760,000     1,790,000

First mortgage note, interest at 12% due in
monthly installments of interest only of
$10,000 with principal due at maturity in
January 2009, collateralized by first mortgage
on property and equipment at Fort Valley
facility.                                         1,000,000     1,000,000

Ben Hill County Development Authority bonds,
interest from 8.75% to 11.5% due semi-annually,
principal due annually through November
2000 in accordance with the bond agreements,
collateralized by property and equipment at
Fitzgerald Nursing facility and restricted bond
trust funds.  The Bonds were paid in full on
February 28, 1997 with refinancing proceeds
(Note 13).                                          575,000       690,000

Note payable with interest at 10.25% due
in monthly installments from $3,463 increas-
ing to $25,000 (currently $10,863 through
November 2000) with remaining principal due
at maturity in January 2016, collateralized
by security interest in Fitzgerald Nursing
facility.  Note was paid in full at a discount
on January 16, 1997 with refinancing proceeds
(Note 13).                                        2,041,209     1,950,462

Note payable with interest at prime rate plus
1% (9.25% at December 31, 1996) due in monthly
principal installments of $5,041 plus interest
with remaining principal due at maturity in
June 1998, collateralized by property and equip-
ment at Dania Nursing facility and guaranteed
by a former director.                             1,373,158     1,437,970

Note payable with interest at prime rate
plus 1% (9.25% at December 31, 1996) due in
monthly principal installments of $2,083 plus
interest with remaining principal due at
maturity in February 2004, collateralized by
property and equipment at Victoria Martin
Nursing facility and guaranteed by the
Company.                                            181,250       206,250

Note payable to Retirement Care Associates,
Inc. with interest at 9% due with principal
at maturity on February 6, 1997, collater-
alized by interest in Emory Nursing facility
and guaranteed by the Company.  The note
terms have been modified to a 30 day demand
note with interest payable monthly.                 500,000          -

Note payable with interest at 17%, matures in
February 1996, collatateralized by interest in
Emory Nursing Facility                                 -          500,000

Notes payable related party with interest at
10% due monthly with principal due at maturity
at various dates from January 1997 to September
1998, collateralized by property and equipment
of various facilities.  The note due January
1997, $600,000 has been extended on a month-to-
month basis.                                      1,125,000     1,095,000

Notes and obligations payable related to the
acquisition of Spectrum.  Terms of the notes
were modified during 1996.  Subsequent default
caused the notes to revert to the original
terms.  A final settlement agreement was
reached in  February 1997 for full payment of
the notes by June 14, 1997 (Note 13).             5,359,595     5,610,990

Installment notes with interest from 6.75% to
10.5% due in various installments.  Amounts
were paid in full, refinanced or assumed by the
purchase of Spectrum during 1996.                      -          525,647

Various capitalized leases for equipment
terminated in connection with the sale of
Spectrum.                                              -          267,128

Notes payable to related party with interest
from 6% to 10.25%, due in various installments,
maturing from February 1996 to December 1998           -          115,493

Note payable related party with interest at
12% due in monthly installments of $7,467,
maturing July 1997, guaranteed by a subsidiary
of the Company.                                      45,993          -
                                                ------------  -----------
                                                 23,780,501    25,474,949
Less current maturities                          16,899,696     9,214,389
                                                -----------   -----------
Total long-term debt                            $ 6,880,805   $16,260,560

MORTGAGE NOTES

One of the mortgage agreements with a bank includes a restrictive financial covenant requiring the facility to maintain a minimum debt service coverage
2.0 to 1.0 for the bank debt and a coverage of 1.0 to 1.0 for all of the facility's debt. As of December 31, 1996, the facility was in compliance with the debt covenants.

At December 31, 1996, the aggregate principal amount of long-term debt scheduled for repayment are approximately as follows:

            Year Ending
            December 31,                Amount

               1997                  $16,899,700
               1998                    1,603,300
               1999                      320,000
               2000                      355,000
               2001                      200,000
            Thereafter                 4,402,501

                                     $23,780,501

NOTE 6 - BORROWINGS UNDER LINE OF CREDIT

Spectrum had a revolving line of credit with a financial institution which provided, among other things, for monthly interest payments at the financial institution's prime base rate plus 1% (9.75% at December 31, 1995). Borrowings under the line of credit were limited to a maximum of $250,000, of which $166,491 was borrowed at December 31, 1995. The outstanding balance on the line of credit was assumed by the purchaser of Spectrum (Note 13).

NOTE 7 - SHORT-TERM ACQUISITION NOTES PAYABLE

The cash needed to effect the Cimerron acquisition was raised through the issuance of $1,525,000 of short-term notes payable, bearing interest at 12%. Interest only was payable monthly through April 30, 1996 when all principal and any accrued unpaid interest was due. The notes were extended and interest continued to accrue until November 30, 1996, when all principal and accrued interest was paid. At the issuance of the notes, the Company issued one warrant for every $10 advanced under the note agreements for a total of 152,500 warrants. The warrants are exercisable for one share each of the Company's common stock until June 1, 1998, at an exercise price of $3.50 per share. Interest paid to the stockholders during 1996 and 1995 totaled approximately $165,000 and $91,000, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company leases land, buildings and equipment through lease contracts that expire in various years through 2000. Total rent expense approximated $975,000 in 1996 and $776,000 in 1995. Property and equipment at December 31, 1995 included approximately $438,000 of assets acquired under capital leases and related accumulated amortization of $189,000. These assets and the related leases were disposed of as part of the sale of Spectrum (Note 12).

The aggregate amount of lease payments under non-cancelable lease obligations of one year or longer at December 31, 1996, are as follows:

            Year Ending
            December 31,                Amount
               1997                  $  611,000
               1998                     611,000
               1999                     611,000
               2000                     560,000
               2001                     429,000
            Thereafter                4,053,000

                                     $6,875,000

STOCK OPTIONS AND WARRANTS

In connection with the acquisition of a skilled nursing home facility in 1990, an option was granted to the seller to acquire shares of common stock of the Company's predecessor organization. The options, after conversion for changes in capital structure, remain outstanding for the acquisition of 89,332 shares of common stock at an exercise price of $2.24 per share. This option remains exercisable through December 1998.

During 1993, an option to acquire up to 33,500 shares of the Company's common stock, at an exercise price of $2.24 per share, was granted to an officer of the Company. This option remains exercisable through June 1998.

During September 1994, options were granted to the Company's president and executive vice-president to acquire up to 50,000 shares each of the Company's common stock, at an exercise price of $4.75 per share. These options remain exercisable through September 1999.

On January 31, 1997, the Company granted options to purchase 1,500,000 shares of the Company's common stock at an exercise price of $2.20 per share. Of these, 400,000 were granted to a new Company director. The options were granted in consideration of his undertaking to manage the Company. In the event that the per share stock price of the Company does not reach an average price of at least $5.00 during any 30 consecutive days during the ensuing twelve month period, unexercised options will be canceled.

The Company issued 152,500 warrants in connection with advances made under a short term note agreement (Note 7). The warrants are exercisable for one share each of the Company's common stock until June 1, 1998, at an exercise price of $3.50 per share.

The stock options and warrants described above were issued with exercise prices determined by the Company's Board of Directors to be equal to, or greater than, the fair value of the Company's common stock on the respective grant dates (Note 9).

HEALTH CARE REFORM

Governmental funding for health care programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially affect program reimbursement to health care facilities. Changes in the reimbursement policies of the Medicaid and Medicare programs as a result of legislative and regulatory actions by federal and state govern-ments could adversely affect the revenues of the Company.

LEGAL PROCEEDINGS

During 1995, the Company's Spectrum subsidiary was assessed by Medicare approximately $364,000 relating to the recoupment of an alleged overpayment of services it provided during the years 1990 through 1993. The Company appealed the claim and, in June 1996, received notification that the assessment had been revised to $86,000. This amount was paid and is included in the income statement for 1996.

During 1996, the facilities operated by the Company's Cimerron subsidiary were audited by the State of Georgia for the fiscal year ended June 30, 1995. The audit resulted in disallowed expenses in excess of $270,000. The State has not notified Cimerron of any resulting rate adjustment or recoupment. The Company intends to appeal the disallowance as soon as they are officially
notified of any adjustments.   No provision has been made in the financial
statements for any amounts that may become due as a result of the audit.

On April 16, 1996, an employee of the Company filed a complaint in federal district court against the Company and its President and Chairman of the Board. The complaint contained two counts, one for sexual harassment under Title VII of the Federal Civil Rights Act and the other for intentional infliction of emotional distress. The court has dismissed the President and Chairman of the

Board from the case and the count for intentional infliction of emotional distress. The employee is claimining an unspecified amount in damages for alleged emotional distress and pain and suffering. The case has been sched-uled for trial in January 1998. The Company is vigorously defending the action. Legal counsel advised that the potential liability in this case is undeterminable in that they cannot predict how a judge and jury will assess any potential damages. No provision has been made in the accompanying financial statements for any potential loss in connection with the lawsuit.

The Company is also engaged in various legal and regulatory proceedings incidental to the Company's normal business activities. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 1996. These matters could affect the operating results of any one quarter when resolved in future periods. However, management believes that after final disposition, any monetary liability or financial impact to the Company would not be material to the Company's annual consolidated financial statements.

CONSTRUCTION PLANS

In 1995, the Company filed an application with the Florida Agency for Health Care Administration to combine the Certificates of Need (CON) for two of its Florida facilities, which currently operate thirty-eight bed and fifty-nine bed skilled nursing facilities, respectively. The Company plans to construct a new facility using lease financing to operate the combined ninety-seven beds. The Company plans to operate the existing facilities as assisted living facilities. As of December 31, 1996 and the date of this report, the request for consolidation of the CON's was still pending. The Company has not entered into any formal arrangements for construction or financing of the new facility.

During 1995, Cimerron obtained a Certificate of Need for twenty skilled nursing beds and, in November 1995, acquired approximately eight acres of undeveloped land in Georgia. The Company has plans to combine the new twenty-bed Certificate of Need with the existing forty-bed Certificate of Need currently being operating as Emory Nursing Home (Emory) and to construct a new sixty-bed skilled nursing facility. Current plans call for Emory to be operated as an assisted living facility. As of December 31, 1996, the Company had not entered into any formal arrangements for construction or financing of the new facility.

NOTE 9 - STOCKHOLDERS' EQUITY

Common stock has been issued by the Company for various purposes. In certain of these transactions, the Company's Board of Directors assigned a fair value to the common stock issued equal to the fair value of the services or other consideration received.

NOTE 10 - INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets at December 31, 1996 and 1995, are as follows:

                                              1996              1995
Deferred tax liabilities:
  Depreciation and amortization            $ (196,700)      $ (198,000)

Deferred tax assets
  Bad debt allowance                           67,000          148,000
  Net operating loss carryforwards            974,000           23,000
  Accrued expenses                            252,400          138,000
  Deferred revenue                             30,500           21,000
  Other                                          -              12,000

Gross deferred tax assets                   1,323,900          342,000
Valuation allowance                        (1,127,200)        (144,000)

                                              196,700          198,000

Net deferred taxes                        $      -          $     -

The deferred tax asset valuation allowance was $144,000 at December 31, 1995, and was increased to $1,127,200 at December 31, 1996, a change of $982,000. The components of income tax expense are approximately as follows:

                                              1996              1995
Federal
  Current                                 $     -           $     -
  Deferred-net                                  -                 -
State
  Current                                       -               36,000
  Deferred-net                                  -                 -

     Total                                $     -           $   36,000

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to the net loss before income taxes is as follows:
                                              1996              1995
Taxes computed at 35%                     $ (779,000)       $  (48,000)
Increases (decreases)
 in taxes resulting from:
   Amortization                             (127,000)           (87,000)
   State income taxes, net
    of federal income tax effect                -               36,000
   Bad debt expense                           67,000           184,000
   Depreciation                              (70,000)         (111,000)
   Accrued expenses                          253,000           138,000
   Deferred revenue                           30,000            21,000
   Net operating losses                      626,000          (110,000)
   Inventories                                  -               13,000
     Total                                $        0        $   36,000

At December 31, 1996, the Company has net operating loss carryforwards of approximately $2,782,000 that are available to offset future taxable income. The loss carryforwards expire at various times through 2011 as follows:

                        Expires              Amount
                         2006              $    1,000
                         2009                 445,000
                         2010                 372,000
                         2011               1,964,000
                        Total              $2,782,000

NOTE 11 - TRANSACTIONS WITH RELATED PARTIES

The Company leased a facility used by one of its nursing homes from a stock-holder. Rent payments to the stockholder of approximately $72,000 and $183,000 were made in 1996 and in 1995, respectively. This lease expired in June 1996.

A company, controlled by a stockholder, provides contract services to certain of the Company's nursing centers. Total contract service fees paid to this company totaled approximately $1,148,100 and $794,000 in 1996 and 1995, respectively.

The Company leases office space from a stockholder under an operating lease that expires December 31, 1999. Annual rental payments under the lease approximate $45,600. Pursuant to a letter of intent with the stockholder dated March 13, 1997, this lease will be terminated early in exchange for a cash payment of $65,000. The termination is expected within sixty days from March 13, 1997.

In November 1995, the Company exercised an option to purchase one of its leased facilities from the lessor in exchange for $300,000 in cash and the assumption of approximately $500,000 in debt. The option was exercised using funds raised through a borrowing from a related party. The $300,000 loan bears interest at 10% and is payable in monthly payments of interest only through November 1997, when all principal and any accrued interest is due. The $500,000 note payable matured in February 1996, and was refinanced with a 12 month loan bearing interest at 9%. This note was then converted during February 1997 into a 30 day demand note with interest at 9% payable monthly.

In November 1995, the Company borrowed $195,000 from a stockholder to purchase real property. The $195,000 note bears interest at 10% and is payable in monthly installments of interest only through August 1998, when all principal and any accrued interest is due. The note is collateralized by real estate.

In September 1994, the Company loaned $74,000 to one of its principal officers. The loans, which were approved by the Board of Directors, are non-interest bearing and were originally due in September 1995, but were extended with new terms requiring payment on demand. Additional advances totaling $18,000 were made during 1996. Repayments totaling $15,000 were received in January 1997. The Company has made no demand for the repayment of the notes.

In July 1996, the Company borrowed $80,000 from a stockholder to pay outstanding payroll taxes. The note bears interest at 12% and is payable in twelve monthly installments of $7,467 through July 1997.

NOTE 12 - SUPPLEMENTARY FINANCIAL INFORMATION

                                              1996              1995
Statements of operations information

  Operating and administrative expenses
   Supplies and food                       $ 3,272,284        $2,542,200
   Contract therapy                          1,333,800         1,197,047
   Utilities                                 1,095,380           879,246
   Bad debt expense                            203,937           211,919
   Rent                                        714,420           494,005
   Housekeeping contracts                    1,161,005           522,605
   Taxes and licenses                          437,452           343,944
   Professional fees                           656,176           538,497
   Insurance                                   351,057           267,620
   Advertising and marketing                    46,238            51,613
   Other                                       798,795           832,213
     Total                                 $10,070,544        $7,880,909

Certain amounts in the 1995 column of preceding tables have been reclassified to conform to the 1996 presentation.

Statement of cash flows information

Cash paid during the year for interest     $ 1,517,350        $1,617,000

NOTE 13 - SUBSEQUENT EVENTS

SPECTRUM SETTLEMENT AGREEMENT

When the Company acquired the Spectrum subsidiary in September 1994, notes totaling $5,012,190 were issued as part of the purchase price. The initial principal payments that were payable January 2, 1996, were not made due to a cash shortage. By agreement with the note holders, the payments were de-ferred. In June 1996, the Company and certain related party holders of the Spectrum acquisition notes reached an agreement on restructuring the notes. The agreement provided, among other things, for a reduction of the amount payable and extensions of payment terms. Due to the Company's inability to make the restructured payments, the notes reverted to their original terms. The note holders filed a lawsuit against the Company for breach of contract with respect to the payment of the notes. On February 14, 1997, the Company and the Spectrum note holders reached an out of court settlement whereby the Company will pay the Spectrum note holders the amount of $6,000,000 payable as follows:

                February 21, 1997               $1,000,000
                On or before March 31, 1997      1,000,000
                On or before June 14, 1997       4,000,000

Beginning February 21, 1997, interest will accrue at the rate of 8.75% per annum on the unpaid balance and is payable along with the final principal payment due on or before June 14, 1997. The first two installments of $1,000,000 each have been paid.

In addition to the above payments, the Company will assign to the Spectrum note holders the remaining accounts receivable hold back due from NCS Healthcare, Inc. (NCS). NCS was the purchaser of Spectrum and the hold back of accounts receivable was to cover any uncollectible accounts on the books of Spectrum at the time of sale. The remaining hold back totaled $486,682 at December 31, 1996, and is included as other receivables in the accompanying balance sheet.

The Spectrum note holders also own 1,500,000 shares of the Company's common stock. Upon full payment of all of the above obligations under the settlement agreement, 1,200,000 shares will be transferred back to the Company. The Company has agreed to purchase the remaining 300,000 shares for $3.50 per share. The Spectrum note holders can put the shares to the Company at any time after February 1, 1999. The Company's obligation to purchase the shares terminates if the closing price of the stock equals or exceeds $4.00 per share for thirty (30) consecutive trading days before February 1, 1999.

REFINANCING OF LONG-TERM DEBT

On January 16, 1997, the Company retired $2,041,209 of existing debt collateralizing one of the nursing facilities in Georgia at a discount of approximately $340,000. The Company then refinanced the remaining bond debt on the facility ($500,000 plus accrued interest) with proceeds of a Federal Housing Administration loan totaling $2,812,500. The loan will accrue interest at 8.375% payable in monthly installments of $23,000 until maturity on March 1, 2019.

STOCKHOLDER AND MANAGEMENT CHANGES

In January 1997, the president and chairman of the board of the Company resigned. As part of agreement, he sold 869,978 shares of the Company's stock back to the Company. The shares were held in escrow and the right to purchase the shares were assigned to Mr. Chris Brogdon. Mr. Brogdon was subsequently elected to the
Company's board of directors. Mr. Brogdon and his wife personally acquired 187,000 of the shares and assigned the right to purchase the remaining 682,978 shares to business associates.

In other actions, Mr. Brogdon was granted the right to acquire 1,200,000 shares of Company stock in connection with the re-acquisition of shares in the Spectrum settlement noted above and was granted an option to purchase 400,000 shares of unissued stock at a price of $2.20 per share. He has also signed a letter of intent to purchase 714,000 shares of stock from the wife of the president of the Company's Cimerron subsidiary.

Mr. Brogdon is a principal shareholder and director of Renaissance Senior Living, Inc., (Renaissance) which, on February 17, 1997, signed a management agreement to manage the nursing homes of the Company. The agreement expires on December 31, 1997, and provides for management fees based on an improvement in the profit position of the Company, not to exceed 6% of revenue.

EMPLOYMENT AGREEMENT TERMINATIONS

Two employment agreements will be terminated in conjunction with the acquisition of the shares from the Cimerron president's wife noted above by Mr. Brogdon and the takeover of management of the Company's facilities by Renaissance. The two agreements had remaining payments due at December 31, 1996, totaling approximately $539,000. Cash payments to terminate the agreements will total approximately $300,000.

REFINANCING OF LONG TERM DEBT

The Company is actively pursuing opportunities to refinance several of the nursing facilities in order to meet its current debt obligations. No commit-ment letters have been executed as of the date of issuance of this report.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NEWCARE HEALTH CORPORATION


Dated: April 14, 1997          By:/s/ Ashok Dalal
                                  Ashok Dalal, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


          Signature                    Capacity                  Date

/s/ Ashok Dalal                  Chairman and President     April 14, 1997
Ashok Dalal                      (Chief Executive Officer)

/s/ Henry H. Sherrill, Jr.       Chief Financial Officer    April 14, 1997
Henry H. Sherrill, Jr.           (Chief Accounting Officer)

/s/ Robert Hagan                 Director                   April 14, 1997
Robert Hagan

/s/ Kishor Karia                 Director                   April 14, 1997
Dr. Kishor Karia

/s/ Dhiraj Patel                 Director                   April 14, 1997
Dr. Dhiraj Patel

/s/ Chris Brogdon                Director                   April 14, 1997
Chris Brogdon

_____________________________    Director
Harlan Mathews