Form 10-Q
period 1997-03-31
NEWCARE HEALTH CORP
filed 1997-05-19
CIK 923020

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period Ended March 31, 1997

                           Commission File No. 0-24110

                            NEWCARE HEALTH CORPORATION
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           Nevada                                    86-0594391
------------------------------          ------------------------------------
(State or other jurisdiction of         (IRS Employer Identification Number)
Incorporation or Organization)

                  3600 Oak Manor Lane, Largo, Florida  34644
          -----------------------------------------------------------
          (Address of Principal Executive Offices including zip code)

                                (813) 229-7777
                        ------------------------------
                        (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [ X ]   No [   ]


There were 10,667,524 shares of the Registrant's Common Stock outstanding as of May 15, 1997.

                           NEWCARE HEALTH CORPORATION
                                   FORM 10-Q

                                     INDEX
                                     -----

                                                                      PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                           3

         Unaudited Consolidated Balance Sheets as of March 31,
         1997 and Audited December 31, 1996                             3

         Unaudited Consolidated Statements of Operations for
         the Three Months Ended March 31, 1997 and 1996                 4

         Unaudited Consolidated Statements of Cash Flows for
         the Three Months Ended March 31, 1997 and 1996                 5

         Notes to Consolidated Financial Statements                     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                            7

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                              8

ITEM 2.  CHANGES IN SECURITIES                                          9

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            9

ITEM 5.  OTHER INFORMATION                                              9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               9

         SIGNATURES                                                     9

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS AS OF
MARCH 31, 1997 AND AUDITED AT DECEMBER 31, 1996

                                           Unaudited          Audited
                                            March 31,       December 31,
                                              1997             1996
                                           ---------       ------------
          ASSETS
Current
  Cash and cash equivalents               $   647,577      $ 3,198,700
  Accounts receivable                       1,975,519        1,829,581
  Mortgage notes receivable                 1,850,503        1,852,377
  Other accounts receivable                   570,832          588,832
  Inventory                                    27,999           27,762
  Restricted bond funds                       592,005          305,044
  Prepaid expenses                             22,015           92,141
                                          -----------      -----------
Total current assets                        5,686,450        7,894,437

Property and equipment                     23,942,366       23,821,561

Goodwill, net of accumulated amortization     173,993          183,648

Other assets                                  819,803          367,455
                                          -----------      -----------
Total assets                              $30,622,612      $32,267,101

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Current maturities of long-term debt     $15,242,999      $16,899,696
 Accounts payable                           1,723,396        1,143,996
 Accrued expenses                           1,537,141        2,198,917
                                          -----------      -----------
Total current liabilities                  18,503,536       20,242,609

Long-term debt                              7,012,497        6,880,805

Shareholders' equity
 Common stock, $.02 par value;
  50,000,000 shares authorized;
  10,667,524 issued and outstanding           213,350          213,350
 Additional paid-in capital                 9,055,724        9,055,724
 Accumulated deficit                       (4,112,495)      (4,075,387)
 Treasury stock                               (50,000)         (50,000)
                                          -----------      -----------
Total shareholders' equity                  5,106,579        5,143,687
                                          -----------      -----------
Total Liabilities and Shareholders'
 Equity                                   $30,622,612      $32,267,101

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                           March 31,        March 31,
                                             1997             1996
                                          -----------      ----------
Revenues
 Patient service revenue                  $ 6,672,893      $7,493,778
 Other operating income                        94,825          36,284
                                          -----------      ----------
                                            6,767,718       7,530,062
Expenses
 Cost of patient services                   5,047,393       5,699,884
 Lease expense                                167,237         189,691
 General and administrative                 1,236,040         841,919
 Depreciation and amortization                245,252         255,460
 Interest                                     320,924         472,238
                                          -----------      ----------
                                            7,016,846       7,459,192
                                          -----------      ----------
Income (loss) from continuing operations     (249,128)         70,870

Income (loss) from discontinued business
 segment                                      (77,852)         32,577
                                          -----------      ----------
Income (loss) before extraordinary item      (326,980)        103,447

Extraordinary item                            289,872            -
                                          -----------      ----------
Net income (loss)                         $   (37,108)     $  103,447

Income (loss) per common share before
 extraordinary item                       $     (0.03)     $     0.01
Income (loss) per common share                  (0.00)           0.01

Weighted average shares outstanding        10,667,524      10,667,524

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                           March 31,        March 31,
                                             1997             1996
                                          -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                        $   (37,108)     $ 103,447
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
   Depreciation and amortization              245,252        398,884
   Provision for bad debts                    267,150        115,498
   Changes in assets and liabilities
    Increase in accounts receivable          (145,938)       (60,153)
    Increase in inventories                      (237)      (165,695)
    (Increase) decrease in prepaid
     expenses                                  70,126        (95,968)
    Increase (decrease) in accounts
     payable and accrued expenses             (82,376)        67,336
    Changes in other assets and lia-
     bilities, net                           (736,886)      (195,673)
                                          -----------      ---------
Net cash provided by (used in) operat-
 ing activities                              (420,017)       167,676

CASH FLOWS FROM INVESTING ACTIVITIES
 Net purchase of property and equipment      (226,098)      (126,269)
                                          -----------      ---------
Net cash (used in) provided by invest-
 ing activities                              (226,098)      (126,269)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net repayments of borrowings              (4,717,508)      (400,165)
 Bank overdrafts                                 -           318,376
 Loan proceeds                              2,812,500         60,000
 Loan costs                                      -           (11,135)
                                          -----------      ---------
Net cash provided by (used in)
 financing activities                      (1,905,008)       (32,924)
                                          -----------      ---------
Net increase (decrease) in cash            (2,551,123)         8,483

Cash and cash equivalents at beginning
 of period                                  3,198,700        201,639
                                          -----------      ---------
Cash and cash equivalents at end of
 period                                   $   647,577      $ 210,122

                         NEWCARE HEALTH CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, File No. 0-24110.

     In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all necessary adjustments to present fairly the financial position, the results of operations and cash flows for the periods reported. All adjustments are of a normal recurring nature.

NOTE 2.  ACCOUNTS RECEIVABLE AND COST REIMBURSEMENTS

     Accounts receivable and operating revenue include net amounts reimbursed by Medicaid under the provisions of cost reimbursement formulas in effect.
The Company operates under a prospective payment system with Medicare, under which annual rates are assigned based on estimated reimbursements.
Differences between estimated provisions and final settlement are reflected as adjustments to future rates.

NOTE 3.  INVENTORY

     Inventory consists primarily of health care supplies and is stated at the lower of cost (determined using the first-in, first-out method) or market value.

NOTE 4.  MORTGAGE NOTES RECEIVABLE

     On November 15, 1996, the Company purchased two purchase money mortgage notes totaling $1,853,300. The notes are collateralized by all real and personal property of Central Tampa Nursing Facility which the Company leases from the issuer of the notes. The notes bear interest at the rate of 10% per annum and were due on January 15, 1997. At maturity, the note terms were modified where the notes are due on demand by the Company.

NOTE 5.  CURRENT PORTION OF LONG-TERM DEBT

     The Company's current portion of long-term debt primarily consists of $9,544,781 relating to the Oak Manor facility's first and second mortgage principal payments and $4,000,000 notes payable related to the acquisition of Spectrum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31,
1996

     The Company's total revenues from continuing operations for the three months ended March 31, 1997 decreased to $6,767,718 from $7,530,062 for the three months ended March 31, 1996. As of June 1, 1996, the Company's lease of its Bay to Bay Nursing Home was not renewed. The loss of this facility accounted for approximately $585,000 of the decrease in revenues for the three month period ended March 31, 1997, as compared to the same period in 1996.

     Total expenses for the three months ended March 31, 1997 were $7,016,846, representing 103.7% of total revenues, as compared to $7,459,192, representing 99.1% of total revenues for the three months ended March 31, 1996. The loss of the Bay to Bay facility accounted for approximately $635,000 of the decrease in expenses for the three month period ended March 31, 1997, as compared to the same period in 1996.

     General and administrative expenses for the three months ended March 31, 1997 were $1,236,040, representing 18.3% of total revenues, as compared to $841,919, representing 11.2% of total revenues for the three months ended March 31, 1996. This increase is primarily due to increased allowances for bad debt expense and reclassification of certain expenses.

     The Company had a loss from continuing operations for the three months ended March 31, 1997 of $249,128 as compared to income of $70,870 for the three months ended March 31, 1996. The Company had a loss of $77,852 from its discontinued business segment for the three months ended March 31, 1997 as compared to income of $32,577 for the three months ended March 31, 1996.

     The Company had a loss before extraordinary item for the three months ended March 31, 1997 of $326,980 as compared to income of $103,447 for the three months ended March 31, 1996. The Company had a net loss for the three months ended March 31, 1997 of $37,108, after income from an extraordinary item of $289,872, as compared to income of $103,447 for the three months ended March 31, 1996.

     The income from an extraordinary item represents the net gain resulting from the retirement of existing debt of its Fitzgerald nursing facility at a discount.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had negative working capital of $12,817,086 as compared to negative working capital of $12,348,172 at December 31, 1996.

     During the three months ended March 31, 1997, cash used by operating activities was ($420,017) as compared to cash provided of $167,676 for the three months ended March 31, 1996. The decrease was primarily due to a reduction of depreciation and amortization of $153,632, a decrease of accounts payable and accrued expenses of $149,712, and a net loss for the three months of $37,108 as compared to $103,447 net income in the prior year period.

     Cash used in investing activities during the three months ended March 31, 1997 was $226,098. The expenditures related to purchases of property and equipment.

     Cash used in financing activities during the three months ended March
31, 1997 consisted of net repayments of borrowings of $4,717,508, which was partially offset by loan proceeds of $2,812,500. Net repayments of borrowings includes $2,000,000 paid to the Spectrum note holders and approximately $2,200,000 in respect to the Fitzgerald nursing facility which was refinanced for $2,812,500.

     Management believes that the existing cash and cash from operations will be sufficient to fund its continued operations, excluding current maturities related to the acquisition of Spectrum of $4,000,000 and the first and second mortgages of its Oak Manor facility of $9,544,781.

     The Company is in the process of closing on the refinancing of its Oak Manor facility in Largo, Florida, the Dania nursing home in Dania, Florida, the Windward nursing home in Flowery Branch, Georgia, and the Central Tampa nursing home. The estimated additional proceeds after paying off the existing debt on these properties will be approximately $7,000,000. These proceeds will be used to pay the $4,000,000 Spectrum note and leave approximately $3,000,000 available for acquisitions and working capital.

     The Company has no present commitments for capital expenditures, but the Company is looking for acquisitions in the nursing home and retirement care industry.

IMPACT OF PENDING FEDERAL HEALTH CARE LEGISLATION

     Management is uncertain what the financial impact will be of the pending federal health care reform package since the legislation has not been finalized. However, based on information which has been released to the public thus far, management does not believe that there will be cuts in reimbursements paid to nursing homes.

     Legislative and regulatory action at the state and federal level, has resulted in continuing changes in Medicare and Medicaid reimbursement programs. The changes have limited payment increases under these programs. Also, the timing of payments made under Medicare and Medicaid programs are subject to regulatory action and governmental budgetary constraints. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings and interpretations which may further affect payments made under these programs. Further, the federal and state governments may reduce the funds available under these programs in the future or require more stringent utilization and quality review of health care facilities.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     On April 25, 1997, Robert W. Bell, Sr. and other members of his family filed a Complaint in the Circuit Court of the Sixth Judicial Circuit in Pinellas County, Florida, against the Company, three of its directors (Messrs. Dalal, Karia and Patel), a shareholder (Dr. Vahkania) and the Company's corporate attorney (A.R. "Charlie" Neal).

     During the last week of December 1996 and the first week of January 1997, Robert W. Bell, Sr. ("Bell") and the Company negotiated and executed an agreement pursuant to which Bell agreed to resign as the Company's President and CEO and sell 869,978 of his and his family's shares to the Company at $1.20 per share. The shares were then to be used by the Company to bring in Chris Brogdon as a director and eventually as President of the Company. Bell's Complaint alleges, among other things, that the defendants, through fraudulent misrepresentations and omissions of material facts, induced the plaintiffs to sell their shares to the Company for less than their fair value.

     The plaintiffs are seeking rescission of the transaction, an unspecified amount of damages, and costs. The Company believes that the Complaint is without merit and it intends to vigorously defend the lawsuit.

ITEM 2.  CHANGES IN SECURITIES

     During January 1997, the Company repurchased a total of 869,978 shares of the Company's common stock from Robert W. Bell, Sr. at a price of $1.20 per share in connection with his resignation as President of the Company.

     During February 1997, the Company sold 869,978 shares of the Company's common stock to Chris Brogdon and 22 other persons designated by Mr. Brogdon at a price of $1.20 per share pursuant to a Letter of Understanding dated February 19, 1997, between the Company and Mr. Brogdon in which Mr. Brogdon agreed to join the Company's Board of Directors.

     With respect to these sales, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. Each investor signed a subscription agreement in which he represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legends were placed on the certificates and stop transfer instructions were issued to the transfer agent.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.  OTHER INFORMATION.  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 27      Financial Data Schedule    Filed herewith
                                                     electronically

     (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the three months ended March 31, 1997:

     1.   A report dated January 10, 1997, was filed which reported under
Item 5 that Robert W. Bell, Sr. resigned as President and CEO of the Company.

     2.   A report dated February 6, 1997, was filed which reported under
Item 4 that the Company was changing its auditors from Lovelace, Roby & Company, P.A. to Laney, Boteler and Killinger.

     3.   A report dated February 14, 1997, was filed which reported under
Item 5 the terms of the settlement of the litigation with Matt Carroll, a former director, and others.

                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NEWCARE HEALTH CORPORATION

Date:   May 16, 1997                By/s/ Ashok Dalal
                                       Ashok Dalal, President

Date:   May 16, 1997                By/s/ Henry H. Sherrill, Jr.
                                       Henry H. Sherrill, Jr.
                                       Chief Financial Officer

                              EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically