Form 10-Q
period 1997-06-30
NEWCARE HEALTH CORP
filed 1997-08-14
CIK 923020

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period Ended June 30, 1997

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

          6000 Lake Forrest Drive, Suite 315, Atlanta, Georgia 30328
      ------------------------------------------------------------------
          (Address of Principal Executive Offices including zip code)

                                (404) 252-2923
                        ------------------------------
                        (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [ X ]   No [   ]

There were 10,682,525 shares of the Registrant's Common Stock outstanding as of June 30, 1997.

                          NEWCARE HEALTH CORPORATION
                                   FORM 10-Q
                                     INDEX
                                     -----
                                                                       PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                           3

         Unaudited Consolidated Balance Sheets as of June 30,
         1997 and Audited December 31, 1996                             3

         Unaudited Consolidated Statements of Operations for
         the Three Months Ended June 30, 1997 and 1996                  4

         Unaudited Consolidated Statements of Operations for
         the Six Months Ended June 30, 1997 and 1996                    5

         Unaudited Consolidated Statements of Cash Flows for
         the Six Months Ended June 30, 1997 and 1996                    6

         Notes to Consolidated Financial Statements                     7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                            9

PART II. OTHER INFORMATION                                             12

ITEM 1.  LEGAL PROCEEDINGS                                             12

ITEM 2.  CHANGES IN SECURITIES                                         12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           12

ITEM 5.  OTHER INFORMATION                                             12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              13

         SIGNATURES                                                    13

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS AS OF
JUNE 30, 1997 AND AUDITED AT DECEMBER 31, 1996

                                           Unaudited          Audited
                                            June 30,       December 31,
                                              1997             1996
          ASSETS                           ---------       ------------
Current
  Cash and cash equivalents               $   385,322      $ 3,198,700
  Accounts receivable                       2,621,444        1,829,581
  Mortgage notes receivable                        --        1,852,377
  Other accounts receivable                 1,174,000          588,832
  Receivables from affiliates                 644,819               --
  Receivables from shareholders             1,430,424               --
  Inventory                                    27,998           27,762
  Restricted bond funds                       355,418          305,044
  Prepaid expenses                                 --           92,141
                                          -----------      -----------
Total current assets                        6,639,425        7,894,437

Property and equipment, net of accum-
  ulated depreciation and amortization     26,628,134       23,821,561

Goodwill, net of accumulated amortization     171,138          183,648

Restricted debt service                     1,159,000               --

Other assets                                  597,452          367,455
                                          -----------      -----------
Total assets                              $35,195,149      $32,267,101

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Line of credit                            $1,000,000      $        --
 Current maturities of long-term debt       1,165,074       16,899,696
 Accounts payable                           2,360,132        1,143,996
 Accrued expenses                           1,981,120        2,198,917
                                          -----------      -----------
Total current liabilities                   6,506,326       20,242,609

Long-term debt                             23,553,909        6,880,805

Shareholders' equity
 Common stock, $.02 par value; 50,000,000
  shares authorized; 10,682,525 and
  10,667,524 issued respectively              213,350          213,350
 Additional paid-in capital                 9,055,724        9,055,724
 Accumulated deficit                       (4,084,160)      (4,075,387)
 Treasury stock                               (50,000)         (50,000)
                                          -----------      -----------
Total shareholders' equity                  5,134,914        5,143,687
                                          -----------      -----------
Total Liabilities and Shareholders'
 Equity                                   $35,195,149      $32,267,101

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                           June 30,         June 30,
                                             1997             1996
                                          -----------      ----------
Revenues
 Patient service revenue                  $ 7,170,180      $7,206,222
 Other operating income                       128,604         134,526
                                          -----------      ----------
                                            7,298,784       7,340,748

Expenses
 Cost of patient services                   5,604,995       5,358,222
 Lease expense                                137,381         163,544
 General and administrative                   992,625         850,700
 Shareholder settlements                      668,750              --
 Depreciation and amortization                254,031         299,556
 Interest                                     637,410         412,748
                                          -----------      ----------
                                            8,295,192       7,084,770
                                          -----------      ----------
Operating income (loss)                      (996,408)        255,978

Income tax (provision) benefit                516,000         (20,000)
                                          -----------      ----------
Income (loss) from continuing operations     (480,408)        235,978

(Loss) from discontinued business segment          --        (199,104)
                                          -----------      ----------
Income (loss) before extraordinary item      (480,408)         36,874

Extraordinary item, net of tax provision
  of 510,000 and 194,000, respectively        508,743         497,668
                                          -----------      ----------
Net income                                $    28,335      $  534,542
                                          -----------      ----------
Net income (loss) per commmon share:
  From continuing operations              $     (0.04)     $     0.02
  After discontinued business segment
    and extraordinary item                $        --      $     0.05

Weighted average shares outstanding        11,604,043      10,667,524

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                           June 30,         June 30,
                                             1997             1996
                                          -----------      ----------
Revenues
 Patient service revenue                  $13,843,073     $14,700,000
 Other operating income                       223,490         170,810
                                          -----------      ----------
                                           14,066,563      14,870,810

Expenses
 Cost of patient services                  10,652,388      11,058,106
 Lease expense                                304,618         353,235
 General and administrative                 2,188,726       1,692,619
 Shareholder settlements                      668,750              --
 Depreciation and amortization                499,283         555,016
 Interest                                     998,334         884,986
                                          -----------      ----------
                                           15,312,099      14,543,962
                                          -----------      ----------

Operating income (loss)                    (1,245,536)        326,848

Income tax (provision) benefit                516,000         (40,000)
                                          -----------       ---------
Income (loss) from continuing operations     (729,536)        286,848

(Loss) from discontinued business
 segment                                      (77,852)       (166,527)
                                          -----------      ----------
Income (loss) before extraordinary item      (807,388)        120,321

Extraordinary item, net of tax provision
  of 510,000 and 194,000, respectively        798,615         497,668
                                          -----------      ----------
Net income (loss)                         $    (8,773)     $  617,989
                                          -----------      ----------
Net income (loss) per common share:
  From continuing operations              $     (0.06)     $     0.03
  After discontinued business segment
    and extraordinary item                $        --      $     0.06

Weighted average shares outstanding        11,369,662      10,667,524

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                            June 30,        June 30,
                                              1997            1996
                                          -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                        $   (8,773)      $ 617,989
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
   Depreciation and amortization              499,283        555,016
   Provision for bad debts                    275,000        222,086
   Extraordinary item, net of tax
    (provision) benefit                      (798,615)      (497,668)
   Changes in assets and liabilities
    (Increase) decrease in accounts
     receivable                            (1,066,863)        59,186
    (Increase) decrease in inventories           (236)         8,742
    (Increase) decrease in prepaid
     expenses                                  92,141         (3,232)
    Increase (decrease) in accounts
     payable and accrued expenses           1,508,339         (8,234)
    Changes in other assets and lia-
     bilities, net                           (282,737)       (77,379)
                                          -----------      ---------
Net cash provided by operating
     activities                               217,539        876,506

CASH FLOWS FROM INVESTING ACTIVITIES
 Net purchase of property and equipment    (3,240,606)      (166,019)
 Payment of note receivable                 1,852,377             --
 Net (increase) in restricted funds        (1,209,374)            --
 Increase in other accounts receivable       (585,168)            --
 Increase in receivables from affiliates
  and shareholders                         (2,075,243)            --
                                          -----------      ---------
Net cash (used in)investing activities     (5,258,014)      (166,019)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term debt              22,462,500        566,865
 Repayment of long-term debt              (21,235,403)    (1,092,473)
 Line of credit                             1,000,000
                                          -----------      ---------
Net cash provided by (used in)
 financing activities                       2,227,097       (525,608)
                                          -----------      ---------
Net increase (decrease) in cash            (2,813,378)      184,879

Cash and cash equivalents at beginning
 of period                                  3,198,700        201,639
                                          -----------      ---------
Cash and cash equivalents at end of
 period                                   $   385,322      $ 386,518

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

NOTE 3.  RECEIVABLES FROM AFFILIATES AND SHAREHOLDERS

     Receivables from affiliates of $644,819 consist of advances to Renaissance Senior Living, Inc., the management company, and are due on demand.

     Receivables from shareholders of $1,430,424 consist of amounts advanced to shareholders to purchase stock of the Company. Subsequent to the end of the quarter, $457,500 was repaid to the Company. The remaining balance of $972,924 is due by July 1, 1998.

NOTE 4.  INVENTORY

     Inventory consists primarily of health care supplies and is stated at the lower of cost (determined using the first-in, first-out method) or market value.

NOTE 5.  MORTGAGE NOTES RECEIVABLE

     On November 15, 1996, the Company purchased two purchase money mortgage notes totaling $1,853,300. The notes are collateralized by all real and personal property of Central Tampa Nursing Facility which the Company leases from the issuer of the notes. The notes bear interest at the rate of 10% per annum and were due on January 15, 1997. At maturity, the note terms were modified where the notes are due on demand by the Company. The notes were repaid with the purchase of Central Tampa Nursing Facility by the Company during the June 1997 quarter.

NOTE 6.  LINE OF CREDIT

     The Company acquired a $10,000,000 line of credit collateralized by accounts receivable in June 1997 which requires monthly interest payments at the financial institution's prime base rate plus 2%. Borrowings under the line of credit are limited to a percentage of qualified accounts receivable.

NOTE 7.  LONG-TERM DEBT

     Long-term debt payable consisted of the following:

                                           June 30,         December 31,
                                             1997              1996
                                          -----------       -----------
     Amounts outstanding under
       revenue bonds secured by a
       nursing facility                   $ 1,000,000       $ 3,335,000

     HUD loan outstanding secured
       by a nursing home                  $ 2,798,862                --

     Notes payable to a real estate
       investment trust ("REIT")          $19,650,000                --

     Notes payable to banks               $   175,121       $ 4,350,546

     Notes payable to related party       $ 1,095,000       $ 6,820,993

     Notes payable to others              $        --       $ 3,914,367

     Notes payable related to
       acquisition of Spectrum            $        --        $ 5,359,595
                                          -----------        -----------

            TOTALS                        $24,718,983        $23,780,501

     Less:  Current maturities              1,165,074         16,899,696
                                          -----------        -----------
     Long-term debt                       $23,553,909        $ 6,880,805

NOTE 8.  FACILITY ACQUISITIONS AND OTHER TRANSACTIONS

     The Company purchased a nursing facility, which it had previously leased, and refinanced four existing facilities with long-term debt of $22.5 million. A portion of the proceeds was used to retire the Spectrum note of $5.4 million. The Company also entered into a long term lease agreement related to a 142 bed nursing facility located in Whigham, Georgia. The term is for 15 years at a monthly rental of $29,333.

NOTE 9.  SUBSEQUENT EVENTS

     On August 1, 1997, the Company purchased an 84-bed rehabilitation hospital located in Gardner, Kansas and announced an agreement had been reached on the purchase of a 120 bed nursing facility located in Wakulla, Florida. The purchase of the Florida nursing facility should be completed by the end of the September 1997 quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

     For the quarter ended June 30, 1997, the Company recorded a net income of $28,000, or less than $0.01 per share, compared to a net income of $535,000, or $0.05 per share, for the quarter ended June 30, 1996. The results for the June 1997 quarter were impacted by an after-tax gain of $509,000 from the refinancing and retirement of debt, while the results for the June 1996 quarter were similarly impacted by an after-tax gain of $498,000 from the refinancing of debt.

     Operating revenue totaled just under $7.3 million for the June 1997 quarter, a slight decline from the $7.3 million reported in the June 1996 quarter. Operating expenses for the current period were $8.3 million versus $7.1 million in 1996. As a result, the Company experienced a loss from operations of $996,000 for the three months ended June 30, 1997. For the three months ended June 30, 1996, the Company reported an operating income of $256,000. Included in the results for the current period were expenses related to the settlement of liabilities due previous shareholders. Excluding the settlement, the operating loss for the June 1997 quarter was $328,000.

     Of the total operating expenses, excluding shareholder settlements, for the June 1997 quarter, approximately $5.6 million, or 74% of the total, was incurred on patient services expenses. For the June 1996 quarter, patient services expenses were $5.4 million and accounted for 76% of total operating expenses. Lease expenses totaled $137,000 in the current year versus $164,000 last year, and comprised roughly 2% of total expenses in both periods. Depreciation and amortization expense was $254,000 in the June 1997 quarter, or 3% of the total, and $300,000 in the June 1996 quarter, or 4% of total expenses.

     Interest expense for the quarter ended June 30, 1997 totaled $637,000 versus $413,000 in the quarter ended June 30, 1996, with the increase principally the result of a higher average level of debt outstanding. General and administrative expense was $993,000 in the current period and $851,000 in 1996. The expense in the current period was impacted by increased accruals totalling $225,000 covering the areas of property taxes, personnel health insurance, and professional fees, portions of which were related to the prior quarter.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

     The Company experienced a net loss of $9,000, less than $0.01 per share, for the six months ended June 30, 1997 compared to a net income of $618,000, or $0.06 per share, reported for the six months ended June 30, 1996. Included in the current year's results was a $78,000 after-tax loss from a discontinued business segment and an after-tax gain of $799,000 from the refinancing and retirement of debt. The results for 1996 included an after-tax loss of $167,000 from a discontinued business segment and after-tax gain of $498,000 from the refinancing of debt. The operating loss for the current period was $1.2 million compared to an operating income of $327,000 in 1996.

     Total operating revenues for the first six months of 1997 were $14.1 million versus $14.9 million in the same period in 1996. The decline in operating revenues was the result of a drop in the average occupancy level at the nursing home facilities from approximately 89% for the first six months of 1996 to approximately 87% for the first six months of 1997, and a slight decrease in the average per diem rates. The lower occupancy levels and per diem rates experienced in 1997 were partially offset by an improvement in the payor mix at the nursing facilities as follows:

                                          Six Months Ended
                                             June 30,
                                          1997        1996
                                          ----        ----
                  Medicaid                  73%         77%
                  Medicare                  12          12
                  Private Pay               13           7
                  Other Payors               2           4
                                          ----        ----
                                          100%        100%

     Total operating expenses for the first six months of 1997 were $15.3 million compared to $14.5 million 1996. Patient services expenses were $10.7 million in the current year versus $11.1 million last year, with the decline resulting from lower occupancy levels. Lease expenses totalled $305,000 in 1997 and $353,000 in 1996. Depreciation and amortization expense was $499,000 for the first six months of 1997 and $555,000 in 1996. Interest expense was $998,000 this year and $884,000 last year, principally the result of a higher average level of debt outstanding.

     General and administrative costs increased to $2.2 million from $1.7 million, and was related mainly to out of period accrual adjustments. The results for the six months ended June 30, 1997 were also impacted by two shareholder settlements totalling $669,000.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company had positive working capital of $130,000 versus a negative working capital position of $12.8 million at March 31, 1997 and December 31, 1996. During the June 1997 quarter, the Company completed a debt refinancing on four of its facilities. This transaction, which totaled $21.5 million, added $19.65 million to long-term debt and left $1.85 million available for facility renovations at the Company's discretion over the next two years. Approximately $4.5 million net cash was generated, of which a majority was used to make the final payment in settlement of the Spectrum note.

     In addition, the Company implemented a new $10 million line of credit, with the available amount based on the balance of specific accounts
receivable.   At June 30, 1997, the available amount was approximately $2 million, of which $1 million was drawn. The term of the agreement is for three years with an annual one year roll over feature.

     During the six months ended June 30, 1997, cash provided from operating activities totaled $218,000 versus $877,000 for the six months ended June 30, 1996. The principal reason for the decline was the reduction in net income. In addition, there was an increase in accounts receivable, but this was offset by an increase in accounts payable.

     Cash flow used in investing activities totaled $5.3 million for the first six months of 1997 compared to $166,000 for the first six months of 1996. A majority of the increase resulted from an increase in expenditures for property and equipment. Increases in various receivables were partially offset by the receipt of funds related to a note receivable.

     Cash provided by financing activities for the six months ended June 30, 1997 totaled $2.2 million versus cash used in financing activities of $526,000 for the six months ended June 30, 1996. Proceeds from additional debt financing increased $21.9 million from the year earlier, while the repayment of long term debt increased $20.1 million from 1996. In addition, the Company drew down $1 million under its revolving credit line.

     Cash and cash equivalents at June 30, 1997 was $385,000 versus $387,000 at June 30, 1996. The Company believes that its existing cash and cash from operations will be sufficient to fund its continued operations.

     Subsequent to the end of the quarter, the Company commenced a private placement of common stock with a $5 million minimum and a $10 million maximum. If the offering is successfully completed, of which there is no assurance, the Company plans to utilize these funds to acquire additional facilities and enhance its working capital position.

RECENT DEVELOPMENTS

     Subsequent to the close of the quarter, the Company announced the purchase of a rehabilitation hospital in Gardner, Kansas on August 1. In addition, the Company reached an agreement to purchase a nursing facility in Florida. These transactions are in line with the Company's strategy of opportunistic growth.

     To further enhance the already experienced management team, the Company has recently announced the addition of four highly qualified individuals. Frank Camma, formerly of NatWest Markets, joined the Company in late March as Vice President-Strategic Planning and has more than five years experience in the healthcare industry. Jim Sanregret, a 24 year veteran with Delta Air Lines and its Treasurer, joined the Company in June as Chief Financial Officer. In July, the Company added Tim Beaulieu, formerly the Chief Operating Officer of Life Care Corporation for the past four years, as Executive Vice President of Nursing Home Operations. Mr. Beaulieu was at Life Care a total of 14 years. Late in July, the Company announced that Art Doloresco will be joining the firm as President of NewCare Hospital Corporation, a wholly-owned subsidiary. He is a twenty year veteran of the healthcare industry, most recently serving as President of the Kentucky Division of Columbia/HCA. In this capacity, Mr. Doloresco was responsible for the operations at 13 hospitals.

FACILITY LISTING

     At June 30, 1997, the Company operated the following facilities:

                                                         Occupancy
          Name                    State      # of Beds  As of 6/30/97
----------------------------      -----      ---------  -------------
Central Tampa Nursing Home         FL         100          78.0%
Dania Nursing Home                 FL          88          83.0
Oak Manor Nursing Home             FL         180          90.6
Oak Manor Villas                   FL         224          61.2
Suncoast Nursing Home              FL          59          83.1
Victoria Martin Nursing Home       FL          38          65.8

Emory Nursing Home                 GA          40         100.0
Fitzgerald Nursing Home            GA         167          85.6
Fort Valley Nursing Home           GA          75         100.0
Pleasant View Nursing Home         GA         120          92.5
Whigham Nursing Home               GA         142          93.7
Winward Nursing Home               GA         100          96.0
                                            -----
               TOTALS                       1,333          84.2% average

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

                    PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.  None.

ITEM 2.  CHANGES IN SECURITIES.

     During June 1997, the Company's former chief financial officer exercised a stock option and purchased 10,000 shares of common stock. The shares of the Company's common stock which were issued pursuant to this transaction were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The person to whom such securities were issued in exchange for cash made an informed investment decision and had access to material information regarding the Company. The Company believes that such person had knowledge and experience in financial and business matters such that he was capable of evaluating the merits and risks of the acquisition of the Company's common stock in connection with this transaction. The certificate representing such common shares bears an appropriate legend restricting the transfer of such securities, except in accordance with the Securities Act of 1933, as amended, and stop transfer instructions have been provided to the Company's transfer agent in accordance therewith.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.  OTHER INFORMATION.  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the three months ended June 30, 1997:

     1.   A report dated April 15, 1997 was filed which reported under Item
5 the terms of a Settlement Agreement with Robert and Karen Hagan relating to the termination of Mr. Hagan's employment agreement and other matters.

                                SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NEWCARE HEALTH CORPORATION

Date:   August 14, 1997              By /s/ Ashok Dalal
                                       Ashok Dalal, President

Date:   August 14, 1997              By /s/ James H. Sanregret
                                       James H. Sanregret
                                       Chief Financial Officer

                              EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically