Form 10-Q
period 1997-09-30
NEWCARE HEALTH CORP
filed 1997-11-14
CIK 923020

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period Ended September 30, 1997

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

There were 10,682,525 shares of the Registrant's Common Stock outstanding as of September 30, 1997.

                          NEWCARE HEALTH CORPORATION
                                   FORM 10-Q

                                     INDEX
                                     -----
                                                                       PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                           3

         Unaudited Consolidated Balance Sheets as of September 30,
         1997 and Audited December 31, 1996                             3

         Unaudited Consolidated Statements of Operations for
         the Three Months Ended September 30, 1997 and 1996             4

         Unaudited Consolidated Statements of Operations for
         the Nine Months Ended September 30, 1997 and 1996              5

         Unaudited Consolidated Statements of Cash Flows for
         the Nine Months Ended September 30, 1997 and 1996              6

         Notes to Consolidated Financial Statements                     7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                            9

PART II. OTHER INFORMATION                                             12

ITEM 1.  LEGAL PROCEEDINGS                                             12

ITEM 2.  CHANGES IN SECURITIES                                         12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           12

ITEM 5.  OTHER INFORMATION                                             12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              13

         SIGNATURES                                                    13

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS AS OF
SEPTEMBER 30, 1997 AND AUDITED AT DECEMBER 31, 1996

                                           Unaudited          Audited
                                          September 30,     December 31,
                                              1997             1996
          ASSETS                           ---------       ------------
Current
  Cash and cash equivalents               $    49,330      $ 3,198,700
  Accounts receivable                       3,376,689        1,829,581
  Mortgage notes receivable                        --        1,852,377
  Other accounts receivable                        --          588,832
  Receivables from affiliates               1,007,713               --
  Receivables from shareholders               990,000               --
  Inventory                                    28,000           27,762
  Restricted bond funds                       362,021          305,044
  Prepaid expenses                                 --           92,141
                                          -----------      -----------
Total current assets                        5,813,753        7,894,437

Property and equipment, net of accum-
  ulated depreciation and amortization     36,361,895       23,821,561

Goodwill, net of accumulated amortization     662,727          183,648

Restricted debt service                            --               --

Other assets                                2,016,434          367,455
                                          -----------      -----------
Total assets                              $44,854,809      $32,267,101

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Line of credit                            $1,483,158      $        --
 Current maturities of long-term debt       1,178,825       16,899,696
 Accounts payable                           2,368,656        1,143,996
 Other accounts payable                       950,000
 Accrued expenses                           1,854,120        2,198,917
                                          -----------      -----------
Total current liabilities                   7,834,759       20,242,609

Long-term debt                             33,626,110        6,880,805

Shareholders' equity
 Common stock, $.02 par value; 50,000,000
  shares authorized; 10,682,525 and
  10,667,524 issued respectively              213,350          213,350
 Additional paid-in capital                 9,055,724        9,055,724
 Accumulated deficit                       (5,825,134)      (4,075,387)
 Treasury stock                               (50,000)         (50,000)
                                          -----------      -----------
Total shareholders' equity                  3,393,940        5,143,687
                                          -----------      -----------
Total Liabilities and Shareholders'
 Equity                                   $44,854,809      $32,267,101

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                         September 30,   September 30,
                                             1997             1996
                                          -----------      ----------
Revenues
 Patient service revenue                  $8,480,380       $6,228,480
 Other operating income                      171,280           57,664
                                          -----------      ----------
                                           8,651,660        6,286,144
Expenses
 Cost of patient services                  7,688,499        4,369,697
 Lease expense                               419,432          113,451
 General and administrative                2,323,180          816,096
 Depreciation and amortization               365,202          386,969
 Interest                                    655,322          222,085
                                          -----------      ----------
                                          11,451,635        5,908,298
                                          -----------      ----------

Operating income (loss)                   (2,799,975)         377,846

Income tax (provision) benefit             1,059,000         (157,000)
                                         -----------      ----------
Income (loss) from continuing operations  (1,740,975)         220,846

(Loss) from discontinued business segment          --      (2,044,241)
                                          -----------      ----------
Income (loss)                             (1,740,975)      (1,823,395)

Net income (loss) per common share:
  From continuing operations              $     (.16)      $     0.02
  After discontinued business segment
    and extraordinary item                $     (.16)      $    (0.17)

Weighted average shares outstanding       10,682,525       11,047,525

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                          September 30,   September 30,
                                              1997            1996
                                          -----------      ----------
Revenues
 Patient service revenue                  $22,323,453     $20,928,480
 Other operating income                       394,770         228,474
                                          -----------      ----------
                                           22,718,223      21,156,954

Expenses
 Cost of patient services                  18,340,887      15,427,803
 Lease expense                                724,050         466,686
 General and administrative                 4,481,906       2,508,715
 Shareholder settlements                      668,750              --
 Depreciation and amortization                864,485         941,985
 Interest                                   1,653,656       1,107,071
                                          -----------      ----------
                                           26,733,734      20,452,260
                                          -----------      ----------

Operating income (loss)                    (4,015,511)        704,694

Income tax (provision) benefit              1,545,000        (197,000)
                                          -----------       ---------
Income (loss) from continuing operations   (2,470,511)        507,694

(Loss) from discontinued business
 segment net of tax provision of $30,000
 and $391,000 respectively                    (77,852)     (2,210,768)
                                          -----------      ----------
Income (loss) before extraordinary item    (2,548,363)     (1,703,074)

Extraordinary item, net of tax provision
  of 510,000 and 194,000, respectively        798,616         497,668
                                          -----------      ----------
Net income (loss)                         ($1,749,747)    ($1,205,406)
                                          -----------      ----------
Net income (loss) per common share:
  From continuing operations              $      (.23)     $     0.05
  After discontinued business segment
    and extraordinary item                $      (.16)     $    (0.11)

Weighted average shares outstanding        10,677,252      10,797,525

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                         September 30,     September 30,
                                             1997             1996
                                          -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                              ($ 1,749,747)   ($ 1,205,406)
 Adjustments to reconcile net
  (loss) to net cash (used in)
  operating activities:
   Depreciation and amortization              864,485       1,202,011
   Provision for bad debts                    425,000         826,228
   Extraordinary item, net of tax
    (provision) benefit                      (798,615)        882,332
   Changes in assets and liabilities
    (Increase) decrease in accounts
     receivable                            (1,972,108)        294,603
    (Increase) decrease in inventories           (238)        186,583
    (Increase) decrease in prepaid
     expenses                                  92,141         (10,731)
    Increase (decrease) in accounts
     payable and accrued expenses           2,339,863        (745,989)
    Changes in other assets and lia-
     bilities, net                         (1,726,269)       (334,548)
                                          -----------       ---------
Net cash provided by (used in)
  operating activities                     (2,525,488)      1,095,083

CASH FLOWS FROM INVESTING ACTIVITIES
 Net purchase of property and equipment   (13,806,608)       (319,978)
 Payment of note receivable                 1,852,377              --
 Net (increase) in restricted funds           (56,977)             --
 Increase in other accounts receivable        588,832              --
 Increase in receivables from affiliates
  and shareholders                         (1,997,713)             --
                                          -----------       ---------
Net cash (used in)investing activities    (13,420,089)       (319,978)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term debt              32,569,300         714,837
 Repayment of long-term debt              (21,256,251)     (1,265,490)
 Line of credit                             1,483,158
                                          -----------       ---------
Net cash provided by (used in)
 financing activities                      12,769,207        (550,653)
                                          -----------       ---------
Net increase (decrease) in cash            (3,149,370)        224,452

Cash and cash equivalents at beginning
 of period                                  3,198,700         201,639
                                          -----------       ---------
Cash and cash equivalents at end of
 period                                   $    49,330       $ 426,091

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

NOTE 3.  RECEIVABLES FROM AFFILIATES AND SHAREHOLDERS

     Receivables from affiliates of $1,007,713 consist of advances to Renaissance Senior Living, Inc., the management company, and are due on demand.

     Receivables from shareholders of $990,000 consist of amounts advanced to shareholders to purchase stock of the Company and are due July 1, 1998.

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

NOTE 7.  LONG-TERM DEBT

     Long-term debt payable consisted of the following:

                                         September 30,      December 31,
                                             1997              1996
                                          -----------       -----------
     Amounts outstanding under
       revenue bonds secured by a
       nursing facility                   $ 1,000,000       $ 3,335,000

     HUD loan outstanding secured
       by a nursing home                  $ 2,788,383                --

     Notes payable to real estate
       investment trust's ("REIT")        $25,252,680                --

     Specialty health care lender         $ 4,500,000                --

     Notes payable to banks               $   168,872       $ 4,350,546

     Notes payable to related party       $ 1,095,000       $ 6,820,993

     Notes payable to others              $        --       $ 3,914,367

     Notes payable related to
       acquisition of Spectrum            $        --       $ 5,359,595
                                          -----------        ----------

            TOTALS                        $34,804,935       $23,780,501

     Less:  Current maturities              1,178,825        16,899,696
                                          -----------       -----------
     Long-term debt                       $33,626,110       $ 6,880,805

NOTE 8.  FACILITY ACQUISITIONS AND OTHER TRANSACTIONS

     During the quarter ended June 30, 1997, the Company purchased a nursing facility, which it had previously leased, and refinanced four existing facilities with long-term debt of $22.5 million. A portion of the proceeds was used to retire the Spectrum note of $5.4 million. The Company also entered into a long term lease agreement related to a 142 bed nursing facility located in Whigham, Georgia. The term is for 15 years at a monthly rental of $29,333.

     On August 1, 1997 the Company purchased an 84-bed rehabilitation hospital located in Gardner, Kansas. The purchase price of $5,000,000 was paid $500,000 in cash and a mortgage of $4,500,000 from a specialty health care lender.

     On September 15, 1997, the Company acquired all of the outstanding stock of a 120-bed nursing facility in Wakulla, Florida for approximately $1,200,000 in cash and the assumption of approximately $3,200,000 in debt. The Company purchased the stock, retired the assumed debt and retired additional liabilities with a $4,800,000 loan from a real estate investment trust.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     For the quarter ended September 30, 1997, the Company recorded a net loss of $1,741,000, or $0.16 per share, compared to a net loss of $1,823,000, or $0.17 per share, for the quarter ended September 30, 1996. The results for the September 1996 quarter included a loss from discontinued operations of $2,044,000.

     Operating revenue for the September 1997 quarter totaled $8.7 million compared to $6.3 million reported in the September 1996 quarter. Operating expenses were $11.5 million in the current period versus $5.9 million in 1996. As a result, the Company incurred a loss from operations of $2,800,000 for the September 1997 quarter compared to an operating income of $378,000 reported in the September 1996 quarter.

     Included in the total operating expense for the three months ended September 30, 1997 was $7.7 million incurred on patient services which represented approximately 91% of patient services revenue. For the three months ended September 30, 1996, patient services expense totaled $4.4 million which represented approximately 70% of patient services revenue. The principal reasons for the increase in expenses as a percent of revenue included a decline in the average facility occupancy rate and additional accruals for health insurance and other employee benefits. Lease expense totaled $419,000 in the current year and $113,000 in 1996, with the increase attributable to growth in operations. Depreciation and amortization expense was $365,000 in the September 1997 quarter and $387,000 in the September 1996 quarter. Interest expense in the current quarter was $655,000 versus $222,000 last year, and the increase was mainly the result of a higher average level of debt outstanding.

     General and administrative expense for the September 1997 quarter totaled $2,323,000 versus $816,000 in the same period last year. Included in the current period expense was a retroactive rate increase to April of this year related to personnel health insurance, additional bad debt reserves related to aging receivables, and higher personnel costs resulting from the addition of several key members of the management team to better position the Company for expansion and strategic growth in the coming months.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

     The Company reported a net loss of $1,750,000, or $0.16 per share, for the nine months ended September 30, 1997 compared to a net loss of $1,205,000, or $0.11 per share, for the nine months ended September 30, 1996. Included in the current year's results was a $78,000 after-tax loss from a discontinued business segment and an after-tax gain of $799,000 from the refinancing and retirement of debt. The results for 1996 included a $2.2 million after-tax loss from a discontinued business segment and a $498,000 after-tax gain from the restructuring of debt. The operating loss for the current period was $4.0 million compared to an operating income of $705,000 in 1996.

     Total operating revenues for the first nine months of 1997 were $22.8 million versus $21.2 million in first nine months of 1996. The increase in revenue was principally the result of a full quarter of operations for Whigham Nursing Home acquired on June 1, of this year, the acquisition of Meadowbrook Hospital on August 1, and the addition of Wakulla Nursing Home on September 16.

These increases were partially offset by changes in the average occupancy levels and payor mix at the nursing home facilities as follows:

                                    Nine Months Ended
                                      September 30,
                                    1997        1996
                                    ----        ----
            Medicaid                 78%         75%
            Medicare                  4           9
            Private Pay              17          10
            Other Payors              1           6
          TOTAL                     100%        100%

            Occupancy Level          77%         89%

     Total operating expenses for the first nine months of 1997 were $26.7 million compared to $20.5 million 1996. Patient services expense was $18.3 million in the current year versus $15.4 million last year. Lease expense totaled $724,000 in 1997 and $467,000 in 1996. The increase in patient services and lease expense are attributable to the growth in the number of facilities since 1996. Depreciation and amortization expense for the first nine months of 1997 totaled $864,000 and $942,000 for the first nine months of 1996. Interest expense was $1.7 million in 1997 and $1.1 million in 1996, with the increase principally the result of a higher average level of debt outstanding.

     General and administrative expense increased to $4.5 million in 1997 from $2.5 million in 1996. The main reasons for the increase included additional bad debt reserves associated with aging receivables, higher costs for personnel insurance programs, increases in property taxes, and the addition of key management personnel during the year. Operating expenses for the current year were also impacted by two shareholder settlements in the June quarter totaling $669,000.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had a negative working capital position of $2.0 million versus a negative working capital position of $12.3 million at December 31, 1996. The principal reason for the improvement in working capital during the year resulted from the refinancing of a significant portion of the Company's debt during the June quarter and the implementation of a new $10 million line of credit. At September 30, 1997, long-term debt, including current maturities, totaled $34.8 million versus $23.8 million at December 31, 1996.

     During the first nine months of 1997, cash used in operations totaled $2.5 million versus cash provided by operations of $1.1 million for the first nine months of 1996. The main reason for the reduction stemmed from a higher net loss and an increase in accounts receivable.

     Cash flow used in investing activities totaled $13.4 million for the nine months ended September 30, 1997 versus cash used in investing activities of $320,000 for the nine months ended September 30, 1996. A majority of the increase resulted from additional expenditures for property and equipment associated with the addition of facilities.

     Cash provided by financing activities for the first nine months of 1997 totaled $12.8 million versus cash used in financing activities of $551,000 for the first nine months of 1996. Proceeds from additional debt financing increased to $32.6 million in the current period from $715,000 last year, and the repayment of long-term debt increased to $21.3 million in 1996 from $1.3 million in 1996. In addition, the Company drew down $1.5 million under its revolving credit line.

     Cash and cash equivalents at September 30, 1997 was $49,000 versus $426,000 at September 30, 1996. The Company believes that its existing cash, cash from operations and available external capital sources will be sufficient to fund its continued operations.

     Subsequent to the end of the quarter, the Company completed its initial minimum private placement of common stock, which generated approximately $2.8 million. The Company plans to keep open the private placement for an undetermined period of time as continued interest in this placement is received from investors. The maximum private placement the Company will allow is $10 million. The Company plans to utilize these funds to acquire additional facilities and enhance its working capital position.

RECENT DEVELOPMENTS

     Subsequent to the close of the quarter, the Company announced it had reached an agreement to manage two hospitals for an initial term of five years and obtain five year purchase options equal to the debt at each hospital at the time the option is exercised.

     Tri-City Hospital, located in Dallas, Texas, is a private, non-profit
137 licensed-bed osteopathic acute care facility. Princeton Hospital, located in Orlando, Florida, is a private, non-profit 150 licensed-bed general acute care facility.

     The Company believes these management agreements are in line with its strategy of opportunistic growth in the hospital environment and will complement its Meadowbrook facility purchased on August 1 of this year.

FACILITY LISTING

     At September 30, 1997, the Company operated the following facilities:

                                                           Occupancy
          Name                    State      # of Beds   As of 6/30/97
----------------------------      -----      ---------   -------------
Central Tampa Nursing Home          FL          100          70.0%
Dania Nursing Home                  FL           88          84.1%
Oak Manor Nursing Home              FL          180          92.8%
Oak Manor Villas                    FL          224          36.2%
Suncoast Nursing Home               FL           59          84.7%
Victoria Martin Nursing Home        FL           38          76.3%
Wakulla Manor                       FL          120          93.3%

Emory Nursing Home                  GA           40         100.0%
Fitzgerald Nursing Home             GA          167          84.4%
Fort Valley Nursing Home            GA           75         100.0%
Pleasant View Nursing Home          GA          120          90.0%
Whigham Nursing Home                GA          142          96.5%
Winward Nursing Home                GA          100          95.3%
                                              -----         -----
          TOTALS                              1,453          81.1% average

Meadowbrook Hospital                KS           84          19.0%
Tri-City Hospital                   TX          137 (managed)
Princeton Hospital                  FL          150 (managed)

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

                    PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.  None.
ITEM 2.  CHANGES IN SECURITIES.  None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.
ITEM 5.  OTHER INFORMATION.  None.
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the three months ended September 30, 1997:

     1. Two reports dated September 30, 1997 were filed, each of which reported under Items 5 and 7 the terms of agreements for NewCare Hospital Corporation ("NHC"), a majority-owned subsidiary of the Company, to manage (1) Princeton Hospital, a 150 licensed-bed hospital located in Orlando, Florida and (2) Tri-City Hospital, a 137 licensed-bed osteopathic acute care hospital located in Dallas, Texas. These agreements also included five-year options for NHC to purchase these facilities for a price equal to the amount of debt outstanding at such time as the options are exercised.

                                SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NEWCARE HEALTH CORPORATION

Date:   November 14, 1997           By: /s/  James H. Sanregret
                                       James H. Sanregret
                                       Chief Financial Officer

                              EXHIBIT INDEX

EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically