Form 10-K
period 1997-12-31
NEWCARE HEALTH CORP
filed 1998-04-08
CIK 923020

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1933

                  For the fiscal year ended: December 31, 1997

                        Commission file number: 0-24110

                           NEWCARE HEALTH CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

           Nevada                                         86-0594391
-------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

           6000 Lake Forrest Drive, Suite 315, Atlanta, Georgia  30328
           -----------------------------------------------------------
           (Address of principal executive offices, including zip code)

                                (404) 252-2923
                         -------------------------------
                         (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock, $.02 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 5, 1998, 12,039,193 shares of the Registrant's common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $24,390,000.

DOCUMENTS INCORPORATED BY REFERENCE: None.

                                    PART I

ITEM 1.  BUSINESS

THE COMPANY

     NewCare Health Corporation (the "Company") provides senior residential care services including long-term care and assisted living/independent living services. The Company's long-term care facilities provide skilled nursing care and ancillary services to patients, while its assisted living/independent living facilities provide services to residents in need of varying degrees of assistance with the activities of daily living.

     Beginning in August 1997, the Company also entered the business of operating and managing hospitals through NewCare Hospital Corporation ("NCHC"), a majority owned subsidiary. On August 1, 1997, NCHC purchased substantially all of the assets of Meadowbrook Rehabilitation Hospital in Gardner, Kansas. NCHC also manages two not for profit hospitals for which it holds options to purchase.

     As of March 19, 1998, the Company owned or leased and operated 14 long-term care facilities with 1,467 skilled nursing beds, and two assisted living/independent living facilities with 348 units. These facilities are located in Georgia, Florida and Texas. As of that date, the Company also managed four long-term care facilities in Massachusetts and three long-term care facilities in Texas which it is in the process of purchasing or leasing. On the same date, NCHC owned 84 hospital beds and managed two hospitals as previously stated.

     The Company's principal offices are located at 6000 Lake Forrest Drive, Suite 315, Atlanta, Georgia 30328, and its telephone number is (404) 252-2923.

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

ACQUISITION OF NEWCARE, INC.

     In April 1994, the Company acquired 95.17% of the issued and outstanding common stock of NewCare, Inc. ("NewCare"). NewCare was engaged in the business of owning, managing and operating skilled long-term care facilities.

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

     Unless the context otherwise requires, the term "Company" as used herein refers to the Company and its subsidiaries.

ACQUISITION AND SUBSEQUENT DISPOSITION OF SPECTRUM HEALTH SERVICES, INC.

     On September 1, 1994, the Company acquired all of the outstanding common shares of Spectrum Health Services, Inc.("Spectrum"). Spectrum sold medical supplies and equipment, enteral products, wound care medication and kits, respiratory therapy equipment and supplies, and orthopedic rehabilitation supplies. It also provided services for billing, medical records computer software, assessments software, referenced care plans, inventory supply systems as well as providing educational programs, in-servicing and other procedures in nursing, consulting and care plans. Spectrum had operations in Florida, Georgia, Kansas and Texas.

     On September 1, 1994, the Company also acquired all of the outstanding shares of Spectrum Infusion Services, Inc. Spectrum Infusion Services, Inc. was then merged into Spectrum. The Spectrum Infusion Services division provided specialized products to long-term care facilities for patients that require prescriptions for dispensing by pharmacists. The Spectrum Infusion Services division provided products, equipment and disposable supplies required for IV antibiotic hydration, pain management and chemotherapies. These supplies and services were provided to long-term care facilities that in turn dispensed them to the patients.

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

ACQUISITION OF CIMERRON HEALTH CARE, INC.

     On May 22, 1995, the Company acquired all of the outstanding shares of Cimerron Health Care, Inc. ("Cimerron") from Karen Hagan. Cimerron leases one
(1) and owns three (3) skilled long-term care facilities in Georgia. In a related agreement, Memorial Nursing Center, Inc., a subsidiary of NewCare, acquired a skilled long-term care facility lease from Emory Nursing Center, Inc., an affiliate of Cimerron also owned by Karen Hagan. The aggregate number of skilled long-term care beds involved in the acquisition of the five
(5) skilled long-term care facilities from Cimerron and Emory is 502.

ACQUISITION OF PADGETT NURSING HOME

     On September 15, 1995, the Company acquired through a lease Padgett Nursing Home, a 100-bed skilled long-term care facility located in Tampa, Florida. This facility is operated as the Central Tampa Nursing Home. In May 1997, the Company purchased this facility for $2,672,543. This purchase was financed in the Company's $21.5 million loan transaction which closed during May 1997.

ACQUISITION OF LONG-TERM CARE AND ASSISTED LIVING/INDEPENDENT LIVING FACILITIES IN 1997

     In May 1997, the Company entered into a lease of the Whigham Nursing Center, a 142-bed long-term care facility in Whigham, Georgia. The current lease on this facility expires on April 20, 2012.

     On September 16, 1997, the Company purchased all of the outstanding stock of Wakulla Acquisition, Inc., which owns a 120-bed long-term care facility in Crawfordville, Florida, for $1,200,000 in cash. In addition, the Company assumed and paid off approximately $3,240,000 of existing debt on the property. The Company financed this transaction through a loan of $4.8 million from LTC Properties, Inc. The loan is secured by a mortgage on the long-term care facility and is due on September 1, 2007. The loan bears interest at an initial rate of 10.83% per annum, which interest rate will increase by 12.5 Basis Points on the first day of September of each calendar year commencing on September 1, 1998. The loan is payable in monthly installments of interest and principal based on a 25 year amortization schedule with a balloon payment due on September 1, 2007. The Company paid LTC Properties, Inc. a loan fee of $48,000 in connection with this transaction.

     In November, 1997, the Company purchased all of the outstanding stock of Tyler Park Place, Inc., which is the general partner of Park Place Ltd., a limited partnership, which owns an 118-bed long-term care facility in Tyler, Texas. Tyler Park Place, Inc. owns a 58.8% interest in Park Place Ltd. The Company paid $575,000 for all of the stock of Tyler Park Place, Inc., of which $475,000 was paid in cash and $100,000 was in the form of a promissory note.

COMMENCEMENT OF HOSPITAL OPERATIONS IN 1997

     On August 1, 1997, the Company's NCHC subsidiary purchased substantially all of the operating assets such as furniture, equipment and inventory of the Meadowbrook Rehabilitation Hospital located in Gardner, Kansas. The purchase price of this acquisition was approximately $1,396,000. Also on August 1, 1997, in a separate transaction, the subsidiary acquired the building and land where the Meadowbrook Rehabilitation Hospital is located for $3,500,000.

     NCHC financed these transactions through a loan of $4.5 million from HCFP Funding II, Inc., and approximately $396,000 from cash on hand. The loan is in the form of a secured bridge note which is due on July 31, 1999. The note bears interest at 3% over the prime rate and the interest is payable monthly. NCHC paid the lender an origination fee of 1% of the loan ($45,000) and will also pay the lender a success fee equal to the greater of (i) 10% of the excess received from the sale, refinancing or other disposition of the Meadowbrook Rehabilitation Hospital over $5 million, or (ii) $150,000 if the disposition occurs within one year or $300,000 if the disposition occurs after that time. The note is secured by all of the real estate and assets of the hospital.

     The Meadowbrook Rehabilitation Hospital is an 84-bed speciality hospital located in Gardner, Kansas, approximately 20 miles southeast of Kansas City, Kansas. The facility focuses its care on acute and subacute rehabilitation therapy, occupational therapy, speech-language pathology and respiratory therapy.

     On September 30, 1997, NCHC entered into agreements to manage Tri-City Hospital, a 131-bed osteopathic acute care hospital located in Dallas, Texas, and Princeton Hospital, a 150-bed hospital in Orlando, Florida. Tri-City Hospital is a private, non-profit hospital comprised of a general acute medical/surgical hospital, offering alcohol and drug treatment services, psychiatric services, and various clinics. Princeton Hospital is a private, non-profit general acute/medical surgical hospital.

     In addition, NCHC paid $25,000 for a five year option to purchase the Tri-City Hospital for a price equal to the debt on the hospital at such time as the option is exercised. The balance of this debt is currently approximately $18.2 million of which the Company owns $9.1 million.

     The management agreement for Tri-City Hospital has a five year term commencing October 17, 1997, and either party may terminate the agreement without cause or penalty, effective September 30, 2000, by giving 90 days prior written notice. The agreement provides for a base fee of $100,000 per month plus a performance incentive in an amount not to exceed a cumulative total of four percent (4%) of net revenues billed per month. The performance incentive will be based on the accomplishment of certain performance criteria to be agreed upon by the parties. NCHC also paid $25,000 for a five year option to purchase the Princeton Hospital for a price equal to the debt on the hospital at such time as the option is exercised. The balance of this debt is currently approximately $45 million.

     NCHC also agreed to make available to Tri-City Hospital during the first twelve months of the management agreement an amount not to exceed $2 million for the purpose of making capital improvement expenditures and for such other purposes as the hospital and NCHC may agree. The repayment of principal and interest on this loan will be subordinate to the payment of principal and interest on any tax exempt debt of the hospital then outstanding.

     In March 1998, the Board of Directors of Tri-City Hospital advised NCHC that the management agreement was void or had been terminated. Tri-City Hospital has also taken the position that the option is not valid. Due to the actions taken, NCHC is not presently able to manage this hospital. NCHC has filed a lawsuit against Tri-City Hospital in connection with this matter.
(See "ITEM 3 - LEGAL PROCEEDINGS.")

     The management agreement for Princeton Hospital has a five year term commencing October 1, 1997, and either party may terminate the agreement without cause or penalty, effective September 30, 2000, by giving 90 days prior written notice. The agreement provides for a base fee of $75,000 per month plus a performance incentive in an amount not to exceed a cumulative total of three percent (3%) of net revenues billed per month. The performance incentive will be based on the accomplishment of certain performance criteria to be agreed upon by the parties.

     NCHC has agreed to loan to Princeton Hospital during the term of the management agreement an amount not to exceed $2 million for the purpose of making capital improvement expenditures and paying its accounts payable, payroll and other operating expenses. The repayment of principal and interest on this loan will be subordinate to the payment of principal and interest on any tax exempt or taxable bond debt of the hospital then outstanding. In November 1997, the Company also agreed to guarantee a $2 million loan to Princeton Hospital.

     In addition, NCHC has agreed to guarantee payment in an aggregate amount not to exceed $4,100,000 of the interest payments due in January 1998 and July 1998 by Princeton Hospital on its existing tax exempt bond debt and due in October 1997 and January, April and July 1998 by the hospital on its taxable bonds. Any funds advanced by NCHC pursuant to this obligation will be added to and increase the maximum amount of the capital improvement/working capital loan described above.

     NCHC is obligated to provide each hospital a hospital administrator and a controller during the term of the agreements, and such persons will be employees of NCHC. The hospitals will reimburse NCHC for the costs and expenses associated with NCHC's provision of these key personnel.

FACILITY ACQUISITIONS IN 1998

     In January 1998, the Company acquired a 124-unit assisted living facility in New Port Richey, Florida. The purchase price for this facility was $5.9 million and was financed through a sale and leaseback transaction with LTC Properties, Inc. The Company's lease on this facility is initially through December 31, 2012. The Company has options to extend the lease for two additional five year periods. The Company has no option to repurchase the property from LTC Properties, Inc.

     In January 1998, the Company also closed on the acquisition of Venice South, a 120-bed long-term care facility in Venice, Florida. The Company purchased this facility for $4,790,000 in a bankruptcy proceeding. The purchase price was paid with $3,000,000 from a bridge note from HCFP Funding II, Inc., which is secured by the property and $1,790,000 from cash on hand. The bridge note bears interest at 4% over the prime rate and is due on April 27, 1998. The Company also paid the lender a $45,000 loan commitment fee.
The Company intends to refinance this bridge note with a long-term loan from LTC Properties, Inc. in the amount of $4,800,000 which would be amortized over 20 years, although there is no assurance that such a loan can be negotiated.

     In February 1998, the Company entered into agreements under which the Company agreed to take over the rights and obligations of the lessees of five long-term care facilities in Texas. The Company is paying approximately $450,000 for the assignment of these leases. The Company's acquisition of these leases is contingent on the approval of the State of Texas licensing authorities. During the interim, the Company is managing three of these facilities. The names, locations and other information concerning these leases are set forth below:

                               NUMBER     LEASE     OPTION EXTEN-
    NAME         LOCATION      OF BEDS  EXPIRATION  SIONS AVAILABLE
    ----         --------      -------  ----------  ----------------
Dallas Health    Dallas, TX     185      2/28/11    Two five-year options
Care

Shepherd Nurs-   Shepherd, TX   100      5/31/17    None
ing Center

Converse Nurs-   Converse, TX   100      5/31/17    None
ing Center

Wortham Health   Worthham, TX    84      8/31/02    Two five-year options
Care

Junction Nurs-   Junction, TX    62     12/31/03    None
ing Care

     Also in January 1998, the Company entered into an agreement to purchase four long-term care facilities in Massachusetts in a bankruptcy proceeding for $6,750,000 plus the cost of the outstanding bond debt on three of the facilities. During February 1998, the Company paid $1,740,633 for all of the outstanding bonds on these three facilities. The Company expects that this purchase will be financed by a loan from HCFP Funding, however, no binding agreement regarding the funding has been reached. HCFP Funding has deposited the $6,750,000 in an escrow account under the jurisdiction of the bankruptcy court, however, HCFP Funding has the option to withdraw the funds. The acquisition of these long-term care facilities is contingent on the approval of the State of Massachusetts licensing authorities which is expected in the second quarter of 1998 and the approval of the bankruptcy trustee. During the interim, the Company is managing these four long-term care facilities. Information concerning these long-term care facilities is summarized below:

   NAME OF FACILITY          LOCATION          NUMBER OF BEDS
   ----------------          --------          --------------
Meadowood Health Care     South Hadley, MA          120
Summerfield Elms Manor    Chicopee, MA               60
Summerfield Pine Manor    Springfield, MA            92
Summerfield Oak Manor     Holyoke, MA                60

Insert re statesboro?

PROPOSED CORPORATE ACQUISITIONS

     In December 1997, the Company announced that it had agreed to acquire Renaissance Senior Living, Inc., which is partially owned by the Company's Chairman of the Board, for $2 million plus the assumption of debt. There is no written agreement concerning this proposed acquisition which would be subject to the approval of the Company's shareholders. Renaissance Senior Living, Inc. currently owns a 100-unit assisted living facility in Florida and a 50-unit assisted living facility in Tennessee, which is under construction. Renaissance Senior Living, Inc. has also started construction of a 233-unit assisted living/independent living / long-term care facility in Conyers, Georgia.

     In December 1997, the Company also announced that it had agreed to acquire IATROS Health Network, Inc., a Nasdaq listed company, for approximately $17 million in the Company's Common Stock. There is presently no written agreement concerning this acquisition and the terms are still being negotiated. The acquisition will be subject to the execution of a definitive agreement and shareholder approval. IATROS owns, leases or manages 11 facilities in the New England market with 1997 consolidated revenues approximating $31 million. IATROS also provides pharmacy and rehabilitation therapy services, and operates a medical supply and durable medical equipment company with 1997 combined ancillary revenues annualized at $12 million. In connection with its negotiations with IATROS, the Company has purchased from IATROS twenty percent of its shares outstanding for a total of $1 million.

LONG-TERM CARE FACILITY AND ASSISTED LIVING/INDEPENDENT LIVING FACILITY
OPERATIONS

     As of March 19, 1998, the Company owned or leased and operated 14 long-term care facilities with 1,467 skilled long-term care beds, and two assisted living/independent living facilities with 348 units. These facilities are located in Georgia, Florida and Texas.

     The Company's long-term care facilities provide both routine and ancillary services. Routine services such as room and board and basic nursing care services are provided in the skilled long-term care facilities and the assisted living/independent living facilities. Certain of the Company's long-term care facilities also provide specialty services such as HIV care, Alzheimer's disease units, wound care, subacute care, and stroke and accident rehabilitation. The Company provides a full range of occupational, physical, speech and respiratory therapy in its long-term care facilities. The Company derives most of its revenue for ancillary services from Medicare reimbursement. See "--Regulation; Medicaid and Medicare" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The average occupancy level, based on licensed beds, for the Company's skilled long-term care facilities during the years ended December 31, 1997, 1996 and 1995 was 85.7%, 89.4% and 91.2%, respectively. The Company's long-term care facility revenues, exclusive of assisted living, medical supply and pharmaceutical revenues, are divided into the following classes for payor mix:
                                           YEARS ENDED DECEMBER 31,
                                         1997        1996        1995
                                         ----------------------------
            Medicaid                      65%        76%         69%
            Medicare                      14%        10%         10%
            Private Pay                   18%        11%         18%
            HMO                            1%         1%          1%
            Hospice                        1%         1%          1%
            Other Payors                   1%         1%          1%
                                         ----       ----        ----
                                         100%       100%        100%

     For the year ended December 31, 1997, the Company received 79% of its long-term care facility revenues from Medicaid and Medicare, compared to 86% and 79% for 1996 and 1995, respectively. Future changes in programs could possibly have a negative impact on the Company's operations and ultimately can affect the Company's profitability.

     LONG-TERM CARE FACILITY AND ASSISTED LIVING/INDEPENDENT LIVING STRATEGY

     The Company's strategy is to increase the number of long-term care and assisted living/independent living facilities that it operates primarily by
(i) acquiring by purchase or lease independently-owned long-term care facilities and assisted/independent living facilities located in the United States and secondarily by (ii) developing assisted/independent living centers adjacent or complementary to its existing facilities. Key elements of this strategy include: (i) acquiring and developing additional long-term care and assisted/independent living facilities; (ii) increasing facility occupancy rates; (iii) improving the payor mix at the Company's long-term care facilities; and (iv) achieving operating efficiencies.

     ACQUIRE AND DEVELOP FACILITIES. The Company intends to acquire and develop additional long-term care facilities and assisted/independent living facilities in its existing markets and contiguous areas. Management believes that such expansion will allow the Company to take better advantage of its existing expertise and organizational resources and improve margins by reducing overhead costs. As a result of the growing complexity of regulatory requirements and the continued pressure on reimbursement rates, the Company believes that other smaller, independent providers may be more willing to consider selling or leasing their facilities on terms acceptable to the Company. The Company believes it is well positioned to make acquisitions because of its reputation and established geographic presence. In addition, the Company intends to offer a broad range of senior residential care services. Towards that end, the Company has recently implemented a strategy to develop assisted living centers adjacent to its long-term care facilities or independent living centers, thereby creating senior residential care campuses which offer a greater variety of senior residential care services in one location. The Company presently has one senior residential care campus.

     In evaluating an existing facility for acquisition, the Company primarily considers the facility's historical occupancy rates and payor mix, reputation and compliance history, physical condition and appearance, labor force stability, the availability of financing on acceptable terms and, in the case of assisted/independent living facilities, the demographics of the surrounding area. In evaluating a development project, the Company primarily considers the strength of the market demand for the senior residential care services.

     Upon the acquisition of a facility, the Company implements its management information and control systems and provides capital for necessary physical plant improvements to enable its professionals to increase occupancy and attain the Company's standards for quality of care. The Company's strategy with respect to its long-term care facilities is to seek Medicare certification while simultaneously marketing the facility to attract more Medicare and private pay residents. The Company believes that with effective cost controls, the Company's facilities can continue to be profitable with a highly concentrated Medicaid payor mix.

     INCREASE FACILITY OCCUPANCY RATES. The Company believes its occupancy rates in existing assisted/independent living centers should increase primarily due to three factors: (i) an enhanced emphasis on facility-specific marketing efforts; (ii) the continued growth of the elderly segment of the population in the Company's markets; and (iii) the limited supply of long-term care beds and assisted/independent living units. Increasing occupancy rates will allow the Company to further reduce its fixed costs per patient day.

     IMPROVE PAYOR MIX. The Company intends to improve its payor mix at its long-term care facilities by making capital improvements which management believes are necessary to attract more private pay residents, by aggressively marketing such facilities to prospective private pay residents and by seeking Medicare certification for newly acquired facilities. The Company has recently implemented a strategy to develop assisted living centers adjacent to its long-term care facilities or independent living centers, thereby creating a senior residential care campus which offers a greater variety of senior residential care services in one location. Management believes that providing a "continuum of care" to its residents enhances the marketing efforts of its assisted/independent living centers and that these centers should provide a referral source to the other facilities on the same campus. The Company also has intensified efforts to provide the full range of Medicare services to eligible patients and is increasingly concentrating its marketing efforts on private third party payors, such as managed care and insurance companies, as well as hospital discharge planners, thereby developing referral sources for both its long-term care and assisted/independent living centers.

     LONG-TERM CARE SERVICES. Basic resident services are those traditionally provided to elderly patients in long-term care facilities with respect to daily living activities and general medical needs. The Company provides in all of its facilities room and board, 24-hour skilled nursing care by registered nurses, licenced practical nurses and certified nursing aides, and a broad range of support services, including dietary services, therapeutic recreational activities, social services, housekeeping and laundry services, pharmaceutical and medical supplies, physical, speech, occupational and respiratory therapy, wound care and other ancillary services.

     ASSISTED LIVING SERVICES. The Company's assisted living centers are designed to assist those persons generally 75 years of age or over who may require assistance with any of the five basic activities of daily life (i.e., bathing, dressing, eating, walking and toileting). The Company assesses incoming residents and develops an individualized care plan based on their acuity level. The Company reassesses each of its residents on a regular basis to determine if they require additional care. Each of the Company's assisted living facilities offers its residents with private or semi-private accommodations, ongoing health assessments, three meals per day and snacks approved by a registered dietician, as well as 24-hour assistance with activities or daily life, housekeeping service, linen and personal laundry service, organized social activities and transportation. The Company's assisted living services are provided in freestanding assisted living centers and in certain units in each of the Company's independent living centers.

     INDEPENDENT LIVING SERVICES. The Company's independent living centers offer independent living to seniors. Each center offers a standard package of services that typically include meal service, laundry and linen service, housekeeping, organized social activities and transportation. In addition, each of the Company's independent living facilities offers a menu of separately priced additional services available at the option of the resident.

HOSPITAL OPERATIONS

     NCHC currently owns one hospital with 84 beds and provides management services to two hospitals with a total of 281 beds. NCHC also holds options to purchase the two hospitals that it manages.

     In operating or managing hospitals, NCHC implements policies and procedures to improve each hospital's operating and financial performance. NCHC implements an operating plan designed to reduce costs by improving operating efficiency and increasing revenue through the expansion of the breadth of services offered by the hospitals and the recruitment of physicians to the community. Management believes that the long-term growth potential of a hospital is dependent on the ability to add appropriate health care services and effectively recruit physicians.

     Each hospital management team is comprised of a hospital administrator and controller. The Company believes that the quality of the local management team at each hospital is critical to the hospital's success, because the management team is responsible for implementing the elements of the operating plan. The operating plan is developed by the local management team in conjunction with NCHC's senior management team and sets forth revenue enhancement strategies and specific expense benchmarks.

     While the local management team is responsible for the day-to-day operations of the hospitals, NCHC's corporate staff provides support services to each hospital, including physician recruiting, corporate compliance, reimbursement advice, human resources, accounting, cash management and other finance activities, tax and insurance support. Financial controls are maintained through utilization of standardized policies and procedures.

     To achieve the operating efficiencies set forth in the operating plan, NCHC (i) evaluates existing hospital management; (ii) adjusts staffing levels according to patient volumes using best demonstrated practices by each department; and (iii) capitalizes on purchasing efficiencies and renegotiates certain vendor contracts. NCHC also enforces strict protocols for compliance with the Company's supply contracts.

     The average occupancy level, based on licensed beds, for the Company's one owned hospital during the year ended December 31, 1997, was 24%. The Company's hospital revenues are divided into the following classes for payor mix:

                             YEAR ENDED DECEMBER 31, 1997
                             ----------------------------
     Medicaid                             1%
     Medicare                            63%
     Private Pay                         20%
     Private Insurance                   16%
                                        ----
                                        100%

     For the year ended December 31, 1997, the Company received 64% of its revenues from Medicaid and Medicare from its one hospital. Future changes in programs could possibly have a negative impact on the Company's operations and ultimately can affect the Company's profitability.

REGULATION; MEDICAID AND MEDICARE

     STATE AND LOCAL REGULATION

     The Company's long-term care facilities and hospitals are subject to compliance with various state and local health care statutes and regulations. In order to maintain such licenses, the facilities must meet certain statutory and administrative requirements. These requirements relate to the condition of the facilities and the adequacy and condition of the equipment used therein, the quality and adequacy of personnel and the quality of medical care. Such requirements are subject to change.

     Long-term care facilities are licensed in their respective state to provide residential health and medical services to patients requiring long-term care including the following minimum services: 24-hour nursing care; personal or custodial care as needed; both routine and emergency physician services; and access to dental, recreational, rehabilitative and social work services.

     Compliance with state licensing requirements imposed upon all health care facilities is a prerequisite for the operation of the facilities and for participation in government-sponsored health care funding programs such as Medicaid and Medicare.

     Some states require approval for construction and expansion of health care facilities, including findings of need for additional or expanded heath care facilities or services. Certificates of Need ("CON's"), which are issued by governmental agencies with jurisdiction over health care facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services and certain other matters. The Company is unable to predict whether it will be able to obtain any CON that may be necessary to accomplish its business objectives in any jurisdiction where such CON's are required.

     MEDICAID AND MEDICARE PROGRAMS; RELATED REGULATION

     Medicaid is a state-administered program financed by state and matching federal funds. The program provides for federal assistance to the indigent and certain other eligible persons. Although administered under broad federal regulations, states are given flexibility to construct programs and payment methods consistent with their individual goals. The current Georgia, Florida, Texas, Massachusetts and Kansas Medicaid reimbursement plans are prospective systems of reimbursement. Under a prospective system, per diem rates are established based on cost of services provided for a prior year, and are adjusted to reflect such factors as inflation.

     Medicare is a federally-administered and financed program which provides health insurance protection to qualified individuals over the age of 65 and the chronically disabled. This program has been a retrospective reimbursement system that is based on a prior period's cost report filed with a Medicare intermediary. In 1997, Congress passed the Balance Budget Act of 1997 ("BBA") which provides for a phase-in of a prospective payment system ("PPS") for skilled nursing facilities over a four year period, effective for the Company in January 1999. Under PPS, Medicare will pay skilled nursing facilities a fixed fee per patient day based on the acuity level of the patient to cover all post-hospital extended care routine service costs, including ancillary and capital related costs for beneficiaries receiving skilled services. The per diem rate will also cover substantially all items and services furnished during a covered stay for which reimbursement was formerly made separately under Medicare. During the phase-in, payments will be based on a blend of the facility's historical costs and a federally established per diem rate. Since the federally established per diem rates have not been finalized, it is unclear what the impact of PPS will be on the Company.

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

     There is increasing scrutiny by law enforcement authorities, the Office of Inspector General ("OIG") of the Department of Health and Human Services ("HHS"), the courts, and Congress of arrangements between health care providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. Investigators have also demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between health care providers and potential referral sources. Enforcement actions have increased, as evidenced by recent highly publicized enforcement investigations of certain hospital activities. Although, to its knowledge, the Company is not currently the subject of any investigation which is likely to have a material adverse effect on its business, financial condition or results of operations, there can be no assurance that the Company and its hospitals will not be the subject of investigations or inquiries in the future.

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

     The Company derives a significant portion of its revenue from these programs, particularly with respect to ancillary services. With respect to Medicaid, reimbursement rates are determined by the appropriate administrative state agency based on the cost report filed by each individual nursing facility. Changes in the reimbursement policies of the Medicaid and Medicare programs as a result of legislative and regulatory actions by federal and state governments could adversely affect the revenues of the Company. Governmental funding for health care programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease program reimbursement to health care facilities. Congress has consistently attempted to curb the growth of federal spending on such programs. Recent actions include limitations on payments to hospitals and nursing facilities under the Medicaid and Medicare programs, limitations on payments for physicians' services and elimination of funding for health planning agencies. No assurance can be given that the future funding of Medicaid and Medicare programs will remain at levels comparable to the present levels.

HEALTH CARE REFORM

     The Clinton Administration and various federal legislators have introduced health care reform proposals, which are intended to control health care costs and to improve access to medical services for uninsured individuals. These proposals include proposed cutbacks to the Medicare and Medicaid programs and steps to permit greater flexibility in the administration of Medicaid. Changes in reimbursement levels under Medicare or Medicaid and changes in applicable governmental regulations could significantly affect the Company's results of operations. While no federal legislation regarding health care reform was enacted in the calendar year 1997, it is uncertain at this time what legislation on health care reform will ultimately be enacted or whether other changes in the administration or interpretation of governmental health care programs will occur. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have an adverse effect on the results of operations of the Company.

COMPLIANCE WITH ENVIRONMENTAL LAWS

     The Company's health care operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. The Company's operations, as well as the Company's purchases and sales of facilities, are also subject to various other environmental laws, rules and regulations. The Company believes that it is in material compliance with applicable environmental laws and regulations. Management believes that there are not any material environmental contingencies.

EMPLOYEES

     At December 31, 1997, the Company and its subsidiaries employed approximately 1,350 people, of which approximately 1,125 are employed on a full time basis. This includes 26 full time and two part time employees who work at the Company's headquarters.

     The employees at two of the Company's long-term care facilities are represented by collective bargaining units. The employees at the Whigham Nursing Home, which totaled approximately 90 at December 31, 1997, are represented by the United Food and Commercial Workers Union under a contract which expires July 1, 2000. The employees at the Dania Nursing Home, which totaled approximately 50 at December 31, 1997, are represented by South Florida Council, UNITE, AFL-CIO, under a contract which expires June 3, 2000.

INSURANCE

     Providing health care services entails an inherent risk of liability.
The Company maintains liability insurance providing coverage which it believes to be adequate. In addition, the Company maintains property, business interruption and workers' compensation insurance covering all facilities in amounts deemed adequate by the Company. The Company carries malpractice insurance coverage for each of the facilities that it owns, operates or manages in the amount of $1 million per incident per facility and $3 million annual aggregate per facility. The Company also carries an umbrella excess liability insurance policy which has a $5 million per incident limit with an aggregate limit of $5 million. There can be no assurance that any future claims will not exceed applicable insurance coverage or that the Company will be able to continue its present insurance coverage on satisfactory terms, if at all.

ITEM 2.  PROPERTIES

     The Company currently occupies approximately 2,481 square feet of office space for its corporate offices at 6000 Lake Forrest Drive, Suite 315, Atlanta, Georgia. From April 1997 through December 1997, this space was provided by Renaissance Senior Living, Inc., which in turn is leasing the space from an unaffiliated party pursuant to a lease which expires in April 2002 and currently requires base monthly lease payments of approximately $3,473. Effective January 1, 1998, this lease was assigned to the Company and the Company has paid the lease payments since that date. The Company believes that these facilities are suitable and adequate to meet its present and anticipated needs.

     The Company believes that all facilities owned and leased by the Company and its subsidiaries are adequately insured. The following table sets forth certain information relating to the Company's facilities as of March 19, 1998:

                                                       NUMBER     OCCUPANCY
                                             LEASED/   OF BEDS    AS OF
    NAME                 LOCATION            OWNED     OR UNITS   3/19/98
    ----                 --------            -------   --------   ---------
LONG-TERM CARE FACILITIES:

1.  Central Tampa        Tampa, Florida      Owned         100      70.0%
    Nursing Home

2.  Dania Nursing        Dania, Florida      Owned          88      83.0%
    Home

3.  Oak Manor            Largo, Florida      Owned         180      88.9%
    Nursing Home

4.  Suncoast             St. Petersburg,     Owned          59      72.9%
    Nursing Home         Florida

5.  Victoria Martin      St. Petersburg,     Owned          38      78.9%
    Nursing Home         Florida

6.  Wakulla Manor        Crawfordville,      Owned         120      96.7%
    Nursing Home         Florida

7.  Venice Nursing       Venice, Florida     Owned         120      35.0%
    Pavillion

8.  Emory Nursing        Atlanta, Georgia    Owned          40      92.5%
    Home

9.  Fitzgerald           Fitzgerald,         Owned         167      72.5%
    Nursing Home         Georgia

10. Ft. Valley           Fort Valley,        Owned          75      89.3%
    Nursing Home         Georgia

11. Pleasant View        Metter, Georgia     Leased        120      88.3%
    Nursing Center

12. Whigham Nursing      Whigham, Georgia    Leased        142      95.1%
    Center

13. Winward Nursing      Flowery Branch,     Owned         100      88.0%
    Center               Georgia

14. Tyler Park Place     Tyler, Texas        58% Owned     118      73.7%
    Nursing Home                                         -----
      Total                                              1,467

ASSISTED LIVING/INDEPENDENT LIVING CENTERS:

1.  Oak Manor Villas     Largo, Florida      Owned         224      33.5%
    Retirement Center

2.  New Port Inn         New Port Richey,    Leased        124      81.8%
                         Florida                           ---
      Total                                                348

HOSPITAL:

1.  Meadowbrook          Gardner, Kansas     Owned          84      26.2%
    Rehabilitation
    Hospital

     The Company considers all of its facilities, both owned and leased, together with the related equipment contained therein, to be well maintained, in good operating condition, and suitable for the present and foreseeable future needs of each facility.

ITEM 3.  LEGAL PROCEEDINGS

TRI-CITY HOSPITAL LAWSUIT

     On March 27, 1998, NCHC filed a lawsuit in the United States District Court for the Northern District of Texas, Dallas Division, against Tri-City Health Center, Inc., which owns the Tri-City Hospital in Dallas, Texas (the "Hospital"), requesting injunctive and other relief against the Hospital in connection with NCHC's management agreement with the Hospital and NCHC's option to purchase the Hospital. In its Complaint, NCHC alleges that the Hospital's Board of Directors has wrongfully taken the position that the management agreement and option are not valid, and that if the management agreement is valid, that NCHC is in default of that agreement. NCHC also claims that since March 17, 1998, the Hospital has wrongfully not allowed NCHC's employees on its premises, and that if any defaults have occurred under the management agreement that the exclusion of NCHC's employees from the premises prevents NCHC from curing any defaults as permitted under the management agreement. NCHC also alleges that the Hospital wrongfully induced the NCHC employee who had served as the Chief Executive Officer of the Hospital to resign and become an employee of the Hospital.

     NCHC has requested that the court declare that the management agreement and option are valid and that the actions taken by the Hospital are wrongful. NCHC is also requesting that the court enter a preliminary injunction against the Hospital enjoining it from taking actions contrary to the management agreement, requiring it to allow NCHC to resume management of the Hospital, and to prohibit the Hospital from employing NCHC's former employee. The Complaint also seeks to recover NCHC's attorney's fees and costs from the Hospital.

     As of April 6, 1998, the hospital had not filed an answer to the Complaint.

CARROLL GROUP LAWSUIT

     In June 1996 the Company entered into a debt forbearance agreement with the previous owners of its Spectrum subsidiary Matthew Carroll, Francis Farley, Cheryl Hannant and Edward R. Meyer (the "Carroll Group") to restructure its acquisition related debt. The agreement provided, among other things, for the issuance of 375,000 shares of the Company's common stock and payments of $4,250,000, including a payment of $1,500,000 due September 24, 1996. On August 12, 1996, the Company and the Carroll Group executed an early payment agreement providing for further debt reduction. Subsequently the Carroll Group proposed an amendment to the debt forbearance agreement which was accepted by the Company.

     The payment due on September 24, 1996 was not paid by the Company. On October 22, 1996 the Carroll Group, denying the validity of the early payment agreement and forbearance agreement amendment filed a lawsuit against the Company and Robert W. Bell, who was the President and Chairman of the Board at the time, in the Circuit Court of the Thirteenth Judicial Circuit Court in and for

Hillsborough County, Florida, seeking, among other things, payments for all amounts due under the forbearance agreement, and through court injunction to sequester proceeds from the sale of Spectrum assets to NCS Healthcare of Florida, Inc. and to appoint a receiver. The Company was successful in opposing the injunction.

     On February 14, 1997, the Company entered into a Settlement Agreement ("Agreement") with the Carroll Group. The purpose of the Agreement was to settle the outstanding litigation filed by the Carroll Group against the Company in October 1996.

     The Agreement provided that among other things, the Company would pay the Carroll Group $6,000,000 as follows:

     (a)  $1,000,000 was due and paid on February 21, 1997;

     (b) $1,000,000 was due and paid on March 3, 1997, from the refinancing of its long-term care facility in Fitzgerald, Georgia;

     (c)  $4,000,000 was due and paid by June 14, 1997.

     (d) Interest accrued from all unpaid sums at the rate of 8.75% commencing February 21, 1997, and it was due and paid by June 14, 1997.

     The Agreement further provided that upon payment of the $6,000,000, the Carroll Group would transfer 1,200,000 shares of the Company's common stock to the Company or its designees. These shares were transferred to persons who paid a total of $1,800,000 to the Carroll Group. Thus the Company's obligation to the Carroll Group was $4,200,000.

     The Agreement further provided for the sale of 300,000 shares of the Company's common stock held by the Carroll Group as follows:

     (a) If the price of the Company's common stock does not trade at a price of at least $4.00 during 30 consecutive trading days during the two year period ending February 1, 1999, the Carroll Group can put 300,000 shares to the Company at a price of $3.50 per share, during the 30 day period commencing February 1, 1999. If the common stock does trade at or above $4.00 for 30 consecutive trading days during the two year period, the Company has no obligation to repurchase the shares. The stock traded at or above $4.00 for 30 consecutive trading days during July and August 1997, so the Company has no obligation to repurchase the 300,000 shares.

     (b) If the Carroll Group decides to sell the shares to someone other than the Company during the 30 day period commencing February 1, 1999, the Company has the right of first refusal to buy the shares at the market price.

     The Agreement also provided that Matthew Carroll would resign from the Company's Board of Directors on February 14, 1997. This resignation was accepted by the Board on February 14, 1997.

LORA HENDERSON'S LAWSUIT

     On April 19, 1996, Lora Henderson, an employee of the Oak Manor Nursing Home, filed a complaint in federal district court in Tampa, Florida against the Company and Robert W. Bell, Sr., former President and Chairman of the Board of the Company. The complaint contained two counts, one for sexual harassment under Title VII of the Federal Civil Rights Act and the other for intentional infliction of emotional distress. The Court dismissed Robert W. Bell, Sr. from the case and the count for intentional infliction of emotional distress was dismissed. Henderson claimed an unspecified amount of damages for alleged emotional distress and pain and suffering. The case had been scheduled for a jury trial during the month of January 1998, but was settled in October 1997 for a payment of $20,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1997.

                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     MARKET INFORMATION. The Company's Common Stock is traded in the over-the-counter market, and since April 28, 1995, has been traded on the Nasdaq Small-Cap Market under the symbol "NWCA".

     The following table sets forth the high and low bid prices of the Company's Common Stock as reported by the Nasdaq Small-Cap Market for the periods presented. These prices are believed to be representative interdealer quotations, without retail markup, markdown or commissions, and may not represent prices at which actual transactions occurred.

                                          BID
                                    HIGH        LOW
     1996
First Quarter                       $2.625      $2.375
Second Quarter                      $2.375      $1.25
Third Quarter                       $1.50       $1.00
Fourth Quarter                      $1.3125     $0.25

     The following table sets forth the high and low sales prices of the Company's Common Stock as reported by the Nasdaq Small-Cap Market for the periods presented:

                                    HIGH        LOW
     1997
First Quarter                       $3.00       $1.0625
Second Quarter                      $4.625      $2.50
Third Quarter                       $5.25       $3.875
Fourth Quarter                      $4.3125     $3.3125

     APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. At March 30, 1998, the Company had approximately 685 holders of record of its Common Stock.

     DIVIDENDS. The Company has paid no cash dividends on its Common Stock, and has no present intention of paying cash dividends in the foreseeable future.

     SALES OF RESTRICTED SECURITIES. During the quarter ended December 31, 1997, the Company issued restricted securities as follows:

     In November 1997, the Company sold 172,500 Units, each Unit consisting of four shares of Common Stock and two Warrants to purchase Common Stock, to 34 accredited investors at a purchase price of $15.00 per Unit. Each Warrant is exercisable to purchase one share of Common Stock at $5.00 per share until October 30, 2000.

     In connection with such sales the Company paid cash commissions to the following registered broker/dealers as set forth next to their names:

         International Trading Group           -   $29,700
         Marion Bass Securities Corp.          -   $35,775
         Bathgate McColley Capital Group LLC   -   $27,675
         Lawson Financial Corporation          -   $22,950
         Centex Securities, Inc.               -   $ 5,400

     With respect to these sales, the Company relied on Section 4(2) of the Act, and Rule 506 of Regulation D promulgated thereunder. Each investor was given a copy of a Private Placement Memorandum containing information concerning the Company, a Form D was filed with the SEC and the Company complied with the other applicable requirements of Rule 506. Each investor signed a subscription agreement in which he represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legends were placed on the certificates and stop transfer orders were issued to the transfer agent.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial information for the years ended
December 31, 1997 and 1996, is derived from financial statements of the Company audited by Laney, Boteler & Killinger, independent certified public accountants. The selected financial information for the years ended December 31, 1995 and 1994, is derived from financial statements of the Company audited by Lovelace, Roby & Company, P.A., independent certified public accountants. The selected financial information for the year ended December 31, 1993, is derived from financial statements of the Company audited by Grant Thornton, independent certified public accountants.

BALANCE SHEET DATA:

                                           AT DECEMBER 31,
                   1997         1996           1995        1994
1993
                   <FN1>        <FN1>          <FN1>     <FN1><FN2>
<FN1><FN2>
Current Assets  $21,237,727  $  7,717,162  $  6,751,312  $ 6,606,450  $ 2,027,541
Total Assets     68,768,359    32,267,101    39,980,703   29,347,359   16,215,529
Current Liabili-
  ties           23,539,395    20,242,609    16,151,525    7,160,213    3,223,000
Working Capital
 (Deficit)      (2,300,668)  (12,525,447)    (9,400,213)    (553,763)  (1,195,459)
Long-term Debt  39,754,836     6,880,805     16,260,560   16,266,226   12,730,195
Shareholders'
   Equity        5,460,228     5,143,687      7,369,979    5,718,631      187,542
------------------

<FN1>
During the years ended December 31, 1993 and 1994, the Company and its predecessors operated five long-term care facilities and one assisted living/independent living complex. During 1995, through the acquisition of Cimerron Health Care, Inc. and other transactions, the Company began operating an additional six long-term care facilities. No additional acquisitions were made during 1996. During 1997, the Company began operating three additional long-term care facilities, purchased and began operating one hospital, and started managing two additional hospitals.
<FN2>
Effective April 5, 1994, the Company acquired the stock of NewCare in a reverse acquisition in which NewCare's stockholders acquired voting control of the Company. The transaction was accounted for as a purchase with NewCare as the acquiring company because NewCare's stockholders acquired a majority of the voting rights in the combined company. Accordingly, the results of operations prior to April 5, 1994, are those of NewCare and its predecessor.

STATEMENT OF INCOME DATA:

                               FOR THE YEARS ENDED DECEMBER 31,
                        1997         1996          1995          1994         1993
                    ------------  -----------   -----------   -----------  -----------
Revenues            $32,984,930   $28,683,704   $23,176,905   $20,922,846  $15,276,727
Operating
 Expenses            35,928,002    26,700,758    21,972,145    21,807,712   14,841,069
Net Income (Loss)
 from Continuing
 Operations          (3,979,353)       99,936      (340,654)     (919,616)     207,061
Net Income (Loss)
 from Continuing
 Operations Per
 Common Share<FN1>  $      (.37)  $       .01   $      (.03)  $     (.13)   $      .06
Weighted Average
 Shares<FN1>         10,769,829    10,667,524    10,390,073    7,289,746     3,353,272
Cash Dividends
 Per Common Share   $    -0-      $    -0-       $    -0-      $   -0-      $  -0-
------------------

<FN1>
The Company has retroactively restated net income per share and weighted average shares outstanding for the effect of a reverse stock split which occurred in April 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

STRUCTURE OF OPERATIONS

     The Company is currently an operator of long-term care facilities, rehabilitation and acute-care hospitals, and assisted-independent living centers. As of December 31, 1997, the Company operated thirteen (13) long-term care facilities in Georgia, Florida and Texas, one (1) assisted living center in Florida, and one (1) hospital in Kansas. The Company also managed two acute-care hospitals in Florida and Texas.

RESULTS OF OPERATIONS

     The Company's total operating revenues from continuing operations for the year ended December 31, 1997, were $32,984,930 compared to $28,683,704 for the year ended December 31, 1996. The 15.0% increase in revenues was due to the acquisition of three long-term care facilities, one hospital and two management agreements with hospitals, primarily made in the latter half of 1997.

     Included in total operating revenues for 1997 were $32,359,366 related to patient services, $503,577 in management fees stemming from the management agreements on two hospitals entered into in the December 1997 quarter and $121,987 in other operating revenues.

     Operating expenses for the year ended December 31, 1997, totaled $35,928,002, an increase of 34.6% over the $26,700,758 in total expenses for the year ended December 31, 1996. The increase in operating expenses was primarily the result of additional facility acquisitions during the year, a larger provision for doubtful accounts (bad debts), two shareholder settlements and a build-up of the management staff in preparation for accelerated growth plans in 1998 and beyond.

     Total operating expenses in 1997 included $24,913,670 representing the costs incurred on patient services, and compares to the $20,095,723 incurred in 1996. The increase in these costs was due mainly to the facility acquisitions made during the year. Lease expense totaled $771,427 in 1997 versus $709,542 for 1996, and reflected the addition of one leased facility during the year. Also during the year, the Company settled two shareholder disputes for $485,000.

     General and administrative costs rose $2,752,309 for the year ended December 31, 1997, to $7,367,125 versus $4,614,816 in 1996. Several expense categories experienced increases from 1996, due principally from increased activity surrounding acquisitions, and included management salaries and related costs, travel expenses, legal and audit fees, supplies, and corporate insurance.

     The provision for doubtful accounts, or bad debts expense, increased to $1,194,780 for the year ended December 31, 1997, from the $203,937 recorded in 1996. The primary reason for the increase in the provision was a more thorough review by management of aged receivables, and reaching a decision on the overall probability of their collection. In addition, a provision was placed on a portion of receivables from the managed hospitals, pending an improvement in financial condition at one of the facilities.

     Depreciation and amortization expense was $1,196,000 in 1997 versus $1,076,740 in 1996, mainly due to the increase in facilities during the year.

     As a result of a 15.0% increase in revenues and an increase of $34.6% in expenses, the Company recorded an operating loss of $2,943,072 for the year ended December 31, 1997, compared to an operating income of $1,982,946 for the year ended December 31, 1996.

     Investment income totaled $794,214 in the current year versus $83,828 in 1996. The principle reason for the increase was the interest received on bond indentures the Company purchased on one of the hospitals currently under a management agreement. Interest expense rose to $3,148,460 in 1997 from $1,912,838 in 1996, principally the result of higher levels of outstanding long-term debt and borrowings under the Company's line of credit.

     The loss before income taxes, discontinued operations and extraordinary items was $5,311,218 in 1997 versus an income of $153,936 in 1996. The loss in the current year was reduced by an income tax benefit of $1,331,865, which compares to an income tax provision of $54,000 in 1996.

     The results for the year ended December 31, 1997 were also impacted by a gain on the restructuring of its debts, net of taxes, of $879,851. The results for 1996 were impacted by losses from a discontinued business segment and the disposal of this segment of $2,326,228, net of tax benefits.

     The net loss for the year ended December 31, 1997, was $3,099,502 ($0.29 per share) versus a net loss of $2,226,292 ($0.21 per share) for the year ended December 31, 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

STRUCTURE OF OPERATIONS

     During the year ended December 31, 1996, the Company operated through its three subsidiaries: NewCare, Spectrum (sold in October 1996), and Cimerron (acquired in May 1995). The Company's operations are comprised of ten (10) skilled long-term care facilities, five (5) in Florida through NewCare and five (5) in Georgia through Cimerron. As a result of the Spectrum sale, the Company disposed of its medical supply and pharmaceutical sales and service operations in Florida, Georgia, Kansas and Texas.

RESULTS OF OPERATIONS

     The Company's revenues from continuing operations for the year ended December 31, 1996, totaled $28,683,704 compared to the $23,176,905 reported for the year ended December 31, 1995. The 23.8% increase in 1996 was primarily the result of the five Cimerron facilities, acquired in May 1995, being included in the 1995 results for only eight months. In addition, a slight decline in the average occupancy levels at the facilities to 89.35% in 1996 from 91.17% in 1995 and a decrease in private pay mix to 11% from 18% had a negative impact on revenue growth.

     Expenses from continuing operations for the year ended December 31, 1996 totaled $26,700,758 compared to $21,972,145 for the year ended December 31, 1995. The 21.5% increase in expenses over 1995 was impacted by the acquisition of Cimerron in May 1995. Total expenses for 1996 represented 93.1% of total revenues versus 94.8% of total revenues in 1995.

     Cost of patient services rose 9.9% in 1996 to $20,095,723 from $18,293,388 reported for 1995, and accounted for 70.1% of total revenues in the current year versus 78.9% in 1995. Lease expense for 1996 totaled $709,542 versus $494,005 in 1995, with the increase due mainly to the results for the Cimerron facilities for a full year in 1996.

     General and administrative expense for the year ended December 31, 1996, was $4,614,816 compared to $2,033,887 for the year ended December 31, 1995.
As a percent of revenues, these expenses represented 16.1% of the total in 1996 versus 8.8% in 1995. The principle reason for the increase in 1996 was the fact that the administration overseeing the Cimerron operations in Georgia were retained after their acquisition.

     The provision for bad debts totaled $203,937 in 1996 and $211,919 in 1995, while depreciation and amortization expense rose to $1,076,740 in 1996 from $938,946 in 1995.

     Interest expense increased to $1,912,838 in 1996 from $1,518,910 in 1995 due to the Cimerron acquisition. Investment income totaled $83,828 in 1996 and $9,496 in 1995.

     The Company reported a net loss of $2,226,292 ($0.21 per share) for the year ended December 31, 1996, compared to a net loss of $172,222 ($0.02 per share) for the year ended December 31, 1995. Included in the results for 1996 were a loss of $970,430 from the discontinued Spectrum operations and a loss from the sale of Spectrum of $1,355,798. The results for 1995 included a gain from a discontinued business segment of $168,432.

INFLATION AND LABOR SUPPLY

     Long-term care facilities are labor intensive and can be affected by changes in wages and the supply of labor. Inflationary increases in wages can have adverse affects on the Company's skilled long-term care operations in the short term until Medicaid and Medicare cost reports can be filed for appropriate reimbursement rate adjustments for individual long-term care facilities. The supply of labor can have possible adverse affects on the Company's net results of operations.

CAPITAL RESOURCES AND LIQUIDITY

     At December 31, 1997, the Company had a deficit of $2,301,668 in working capital compared to a $12,525,447 deficit at December 31, 1996. The increase in working capital of $10,223,779 was due primarily to significant mortgage debt that was classified as a current liability for the year ended December 31, 1996, being refinanced as long-term debt for the year ended December 31, 1997. The funds needed to improve liquidity and reduce the $2,301,668 working capital deficit for the year ended December 31, 1997, is being provided by increased collection efforts on existing accounts receivable balances, extended payment terms using corporate vendors, initiating stronger budgetary compliance controls and possible refinancing of selected facilities.

     During the year ended December 31, 1997, cash used in operating activities was $2,198,550 as compared to $706,285 for the year ended December 31, 1996. The increase in cash used in operating activities of $1,492,265 for the year ended December 31, 1997, was primarily attributable to the net loss before extraordinary item of $3,979,353 for the year ended December 31, 1997, an increase in deferred tax asset of $1,331,865, and an increase in accounts receivable of $3,864,217 due to the addition of three long-term care facilities and one hospital. Cash provided by operating activities was primarily attributable to depreciation and amortization of $1,196,000 on the facilities, provision for bad debts of $1,194,780 on accounts receivable deemed uncollectible, increases in accounts payable of $4,958,541 and other liabilities of $1,720,217 due to the addition of three long-term care facilities and one rehabilitation hospital.

     Cash used in investing activities during the year ended December 31, 1997, was $19,891,692. The expenditures were related to the acquisition of facilities and purchase of property and equipment of $14,381,568, payments of deferred costs of $1,672,918 on the debt incurred to purchase the facilities, issuance of notes receivable of $990,000 to Messrs. Chris Brogdon - Chairman of the Board, Timothy Beaulieu - Executive Vice President, and three other individuals who are consultants, advances to related parties of $1,176,563, increases in restricted investments of $1,707,761 pledged as collateral on long-term debt and the purchase of investments of $7,617,015 consisting primarily of bond indentures on a hospital the Company manages. The related parties are companies controlled by Mr. Chris Brogdon. Cash provided by investing activities consisted primarily of repayment on mortgage notes receivable of $1,852,377, and $5,783,756 in proceeds from the sale of bond indentures the Company purchased as an investment.

     Cash provided by financing activities during the year ended December 31, 1997, was $21,189,141. The sources of cash related to proceeds of long-term debt and lines of credit of $36,194,951, proceeds from issuance of common stock of $3,580,476 from a private placement, and advances from related parties of $2,776,177. The related parties are companies controlled by Mr. Chris Brogdon. The Company's net borrowing from lines of credit was $3,189,755, with interest rates at prime plus 2% (10.50% at December 31, 1997). In addition to interest charges, the draws on the line of credit are subject to monthly management fees (.20% of the average previous months' loan balance) as well as a monthly usage fee and commitment fees. Available borrowing at December 31, 1997, was $6,810,245 limited by a borrowing base which is 80% of "collectible" accounts receivable. The Company incurred long-term debt of $33,005,196, due through 2020, with interest rates ranging from 8.00% to 11.88% collateralized by property and equipment of facilities. Cash used in financing activities consisted of repayment of long-term debt of $20,318,489, and the purchase of treasury stock of $1,043,974.

     The Company's working capital at December 31, 1996 was a negative $12,755,366 as compared to a negative $9,400,213 on December 31, 1995. The decrease was due primarily to the fact that a significant amount of mortgage debt that was classified as long-term debt on December 31, 1995, was classified as a current liability as of December 31, 1996.

     During the year ended December 31,1996, cash used in operating activities was $706,285 as compared to $1,538,933 of cash provided by operating activities for the year ended December 31, 1995. The largest contributing factor to the cash used in the year ended December 31, 1996 was the net loss of $2,226,292. This figure was offset by the loss on the disposal of the Spectrum assets of $1,386,798. There was a $2,090,525 decrease in accounts payable in 1996 which was partly offset by a $1,612,136 decrease in accounts receivable. These decreases in accounts payable and accounts receivable were primarily attributable to the sale of operating assets of Spectrum. There was also an increase in other receivables of $486,682 due to the holdback associated with the sale of Spectrum. Depreciation and amortization was $1,554,219 for 1996 as compared to $1,494,836 for 1995. Amortization of $94,000 included in the year ended December 31, 1996, relates to the writeoff of the balance of goodwill for Bay to Bay, which lost its lease May 31, 1996.

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

     The Company believes that its long-term liquidity needs will generally be met by cash flows from operations. If necessary, the Company believes that it can obtain an extension of its current line of credit and/or other lines of credit from commercial sources. Except as described above, the Company is not aware of any trends, demands, commitments or understandings that would impact its liquidity.

     The Company intends to use long-term debt financing in connection with the purchase of additional facilities on terms which can be paid out of the cash flow generated by the property.

     The Company intends to continue to lease, purchase and manage additional facilities in the future.

     The Company is obligated to loan up to $2,000,000 each to Tri-City Hospital and Princeton Hospital for the purpose of making capital improvement expenditures and for other purposes. These loans are to be made before October 1998, and are expected to be financed with long-term debt financing.

     The Company is also obligated to repay the $3,000,000 bridge note on the Venice South long-term care facility by April 27, 1998. The Company expects to finance this with a long-term loan from LTC Properties, Inc.

     The Company has a contract to purchase the Pecan Manor Nursing Home for $1,800,000 to $2,000,000 (depending on the results of an independent appraisal). The Company expects to close on this purchase during April 1998, and expects to finance this purchase with a long-term loan.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information with respect to Item 8 is contained in the Company's consolidated financial statements and are set forth herein beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No response required.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information about the directors and executive officers of the Company is contained in the following table:

NAME                        AGE                POSITION

Ashok Dalal                 58      President, Chief Executive Officer and
                                    Director

Chris Brogdon               49      Chairman of the Board and Director

Timothy Beaulieu            39      Executive Vice President of the Company
                                    in charge of all Long-term care facilities

James H. Sanregret          47      Chief Financial Officer of the Company

Frank Camma                 28      Vice President of Strategic Planning

Arthur Doloresco            47      President of NewCare Hospital Corporation

Dr. Kishor Karia            54      Director

Harlan Mathews              70      Director

Dr. Dhiraj Patel            46      Director

William McBride, III        38      Director

     All directors hold office until the next annual meeting of the shareholders of the Company or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors with no fixed terms of office.

     Effective January 6, 1998, the Company established an Audit Committee, a Compensation Committee and an Executive Committee. The Audit Committee and Compensation Committee both consist of Harlan Mathews, William McBride, III, and Ashok Dalal. The Executive Committee consists of Timothy Beaulieu, James
H. Sanregret, and Philip M. Rees (counsel to the Company).

     The following sets forth biographical information as to the business experience of each officer and director of the Company for at least the last five years.

     ASHOK DALAL has served as Executive Vice President and a Director of the Company since April 1994 and has held such positions with ANH since November 1989 and with NewCare since its inception in February 1993. Mr. Dalal has served as Chief Executive Officer of the Company since the resignation of Robert W. Bell, Sr. on January 3, 1997. Mr. Dalal was a private investor in several limited partnerships whose properties were managed by ANH. He has a B.S. Degree and a Master of Business Administration Degree.

     CHRIS BROGDON has served as a Director of the Company since February 19, 1997. He has served as President and a Director of Retirement Care Associates, Inc., a publicly-held company headquartered in Atlanta, Georgia, since October 1991. He has also served as Secretary of Capitol Care

Management Company, Inc. ("Capitol Care") since October 1990. Capitol Care is a wholly-owned subsidiary of Retirement Care
Associates, Inc. Mr. Brogdon has been involved in financing and operating long-term care facilities and assisted living/independent living communities since 1982. From 1969 until 1982, Mr. Brogdon was employed in the securities business as a retail salesman. Mr. Brogdon attended Georgia State University in Atlanta, Georgia. Since March 1987, Mr. Brogdon has been Secretary/Treasurer of Winter Haven Homes, Inc. ("WHH") and since August 1990, he has been Secretary/Treasurer of National Assistance Bureau, Inc. ("NAB"). Both WHH and NAB are engaged in the business of owning and operating long-term care facilities and assisted living/independent living communities. Mr. Brogdon also serves as a Director of Contour Medical, Inc., a publicly-held company, of which Retirement Care Associates, Inc. is a majority shareholder, and In-House Rehab, Inc., a publicly-held company of which Retirement Care Associates, Inc. is a minority shareholder.

     TIMOTHY BEAULIEU has served as Executive Vice President of the Company in charge of all long-term care facilities since July 1997. Mr. Beaulieu was previously employed by Life Care Centers of America for 14 years and was Chief Operating Officer from 1994 to May 1997. As Chief Operating Officer, he was responsible for the operations of approximately 210 long-term care facilities and 15 assisted living/independent living/assisted living properties. He also had direct responsibility for marketing, human resources, professional development, and clinical services support. Mr. Beaulieu was Senior Vice President of Support Services from 1993 to 1994 and was responsible for the creation of ancillary companies with the purpose of providing services to Life Care's facilities in the area of pharmacy, rehab, home health, enteral and parenteral therapy, etc. He also had oversight of the Associate Benefit Trust Program, a self-insured group insurance program with approximately 3,500 enrollees with in excess of $8 million in annual premiums. From 1992 to 1993, he was Eastern Division Vice President and coordinated the operating activities in 38 facilities on the East Coast from Massachusetts to Florida. From 1988 to 1992, he was Regional Vice President and was responsible for the operation of facilities in Florida, Georgia and Tennessee. From 1985 to 1988, he was acquisition specialist for Life Care Affiliates, a subsidiary of Life Care. During this time, he was responsible for the generation of leads for the acquisition of long-term care centers, certificates of need, and management agreements. From 1984 to 1985, he was an Administrator for Life Care, opening a new 80-bed long-term care facility and operating a 120-bed facility. Mr. Beaulieu received his Bachelor of Science degree in Business Administration, as well as his Associate of Science degree in Health Care Administration from Southern College of Seventh Day Adventist.

     JAMES H. SANREGRET has served as Chief Financial Officer of the Company since June 1997. Mr. Sanregret was previously employed by Delta Air Lines for 24 years. He was Treasurer of Delta from 1992 to May 1997. As Treasurer he was responsible for all Corporate Finance, Tax and Corporate Insurance activities on a global basis for the $12 billion airline. He was Assistant Vice President of Financial Planning in 1992 and was responsible for analyzing the economics of all proposed spending activities, preparation of projected income statement for quarterly Board of Directors meetings, and the development of expense levels and capital outlays for all major corporate acquisitions/mergers. From 1985 to 1992, he was the Director of Financial Planning. He coordinated all financial activities related to the acquisition of Western Airlines. He functioned as Manager of Financial Planning from 1981 to 1985, Analyst of Financial Planning from 1974 to 1981, and Accountant of Property Accounting from 1973 to 1974. Mr. Sanregret received a Bachelor of Business Administration from the University of Wisconsin in 1972.

     FRANK CAMMA has served as Vice President of Strategic Planning of the Company since July 1997. Mr. Camma began his career in the healthcare industry in 1990, when he served as an accountant in the Contract Services division of NovaCare Incorporated, a rehabilitation services company until 1992. From June 1992 to October 1993, he served as a Financial Analyst at First Fidelity Bank Corporation. He completed the Professional Banker training program and returned to NovaCare Incorporated as a Financial Analyst in the Corporate Finance department. In this capacity he was responsible for the annual budget as well as weekly operating reports. From September 1994 to August 1996, he served as a Senior Financial Analyst at Acquisition Management Services. Acquisition Management Services is a captive investment banking boutique for Foster Management Company, a $250 million venture capital firm specializing in the consolidation of niche healthcare businesses. He was responsible for valuing, performing due diligence and negotiating potential transactions. His primary client was NovaCare Incorporated. From August 1996 to March 1997, he served as an Associate with the investment banking firm of NatWest Markets. Mr. Camma graduated summa cum laude from Villanova University with a Bachelors Degree in Business Administration in 1992.

     ARTHUR DOLORESCO has served as President of NewCare Hospital Corporation
since  August 1997.   Mr. Doloresco has served in various leadership positions
in the healthcare industry for the past 20 years. Working with both 501(c)3 and investor-owned facilities, he served from May 1996 to July 1997 as the President of the Kentucky Division for Columbia/HCA. His responsibilities included all operations in Kentucky, including 13 hospitals, home health agencies, and surgery centers, which accounted for over $680 million in net revenues. Prior to joining Columbia/HCA, he served as a Regional Vice President for Champion Healthcare Corporation from December 1994 to May 1996 in Houston, Texas, where he was responsible for half of that company's operations. He has served as the President and Chief Executive Officer of various hospitals, including an urban teaching facility with over 500 beds. Mr. Doloresco received his Masters Degree in Health Administration from the Medical College of Virginia in 1979 and a Bachelor of Science Degree in Business Administration from Old Dominion University in Norfolk, Virginia in 1975.

     DR. KISHOR KARIA has served as a director of the Company since July, 1995. Dr. Karia is an internal medicine physician specializing in Hematology Oncology and has been practicing in South Florida since 1982. Dr. Karia was a limited partner in several Florida long-term care facilities operated by the Company until 1993 when he exchanged his ownership interest in the long-term care facilities with NewCare, Inc.

     HARLAN MATHEWS has been a Director of the Company since February 1997. Since 1994 he has been a partner in the law firm of Farris, Mathews, Branan & Hellen, P.L.C., in Nashville, Tennessee. From 1993 to 1994, he served as a United States Senator from the State of Tennessee. From 1987 to 1993, he was Deputy to the Governor of Tennessee and Cabinet Secretary. From 1974 to 1987, Mr. Mathews was Treasurer of the State of Tennessee. He received a Bachelor's Degree in Business from Jacksonville State University in Alabama in 1949 and a Master's Degree in Public Administration from Vanderbilt University in 1950. Mr. Mathews received a law degree from the Nashville School of Law in 1962. Mr. Mathews currently serves as a Director of Assisted living/independent living Care Associates, Inc., a publicly-held company based in Atlanta, Georgia, and Murray Guard, Inc., a publicly-held company based in Jackson, Tennessee.

     DR. DHIRAJ PATEL has served as a Director of the Company since January 1997. Dr. Patel has been a practicing physician in Hollywood, Florida for the past 14 years. Dr. Patel was a limited partner in several Florida long-term care facilities operated by the Company until 1993, when he exchanged his ownership interest in the long-term care facilities with NewCare Inc.

     WILLIAM McBRIDE, III, has served as a Director of the Company since September 1997. Mr. McBride is Chairman and Chief Executive Officer of Assisted Living Concepts, which he co-founded and has been a Director since its formation. Until September 1997, Mr. McBride was President and Chief Operating Officer of LTC Properties, Inc. ("LTC"), healthcare real estate investment trust. LTC specializes in the long-term care industry which was co-founded by Mr. McBride in 1992. Prior to founding LTC, Mr. McBride was employed from April 1988 to July 1992 by Beverly Enterprises, Inc., an owner and operator of long-term care facilities, assisted living/independent living living facilities and pharmacies where he served as Vice President, Controller and Chief Accounting Officer. From 1982 to 1988, Mr. McBride was employed by the public accounting firm of Ernst & Young. Mr. McBride serves as a member of the Board of Directors of LTC and Malan Realty Investors, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a director, officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except as follows:

     Chris Brogdon, Harlan Mathews, Arthur Doloresco, Frank Camma and William McBride, III, each filed Form 3's late; Chris Brogdon filed two Form 4's late, reporting a total of 13 transactions late by amending a Form 4 filing; and James H. Sanregret, Dr. Kishor Karia and Dr. Dhiraj Patel each filed one Form 4 late reporting one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information regarding the executive compensation for the Company's President for the years ended December 31, 1997, 1996 and 1995 from the Company and its subsidiaries. No other executive officer received compensation in excess of $100,000 during these periods.

                                 SUMMARY COMPENSATION TABLE
                                                      LONG-TERM COMPENSATION
                           ANNUAL COMPENSATION        AWARDS         PAYOUTS
                         ------------------------  --------------------------
                                                             SECURITIES
                                                             UNDERLY-
                                          OTHER    RE-       ING
ALL
                                          ANNUAL   STRICTED  OPTIONS/
OTHER
NAME AND PRINCIPAL                        COMPEN-  STOCK     SARs      LTIP
COMPEN-
     POSITION      YEAR   SALARY   BONUS  SATION   AWARD(S)  (NUMBER) PAYOUTS
SATION
Ashok Dalal,       1997  $24,167   -0-     -0-      -0-       225,000   -0-
-0-
 President<FN1>

Arthur Doloresco,  1997  $121,875  $10,000 135,000  -0-        50,000   -0-
$4,884
 President of                              <FN3>    <FN4>
<FN5>
 Subsidiary<FN2>

Robert Bell, Sr.,    1996  $96,000    -0-  -0-      --           --     --
-0-
 President<FN6>      1995  $96,000    -0-  -0-      --           --     --
-0-
-----------------

<FN1>
Mr. Dalal became President on January 3, 1997.
<FN2>
Mr. Doloresco became President of the Company's 1997 NewCare Hospital Subsidiary on during
August 1997.
<FN3>
Includes $26,500 paid for Mr. Doloresco's moving expenses and $108,600 which represents the net cost to the Company of purchasing his former residence from him and reselling it.
<FN4>
Does not include the value of restricted stock of NewCare Hospital Corporation, a majority-owned subsidiary of the Company, issued to Mr. Doloresco pursuant to his employment agreement. Please see the description of that agreement under the heading
"EMPLOYMENT AGREEMENTS" below.
<FN5>
Represents amounts paid for a term life insurance policy provided for the benefit of Mr.
Doloresco.
<FN6>
Mr. Bell resigned as President on January 3, 1997.

                           OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                     INDIVIDUAL GRANTS

                                                               POTENTIAL
                                                               REALIZABLE
                              PERCENT                          VALUE AT ASSUMED
                 NUMBER OF    OF TOTAL                         ANNUAL RATES
                 SECURITIES   OPTIONS/SARs  EXERCISE           OF STOCK PRICE
                 UNDERLYING   GRANTED TO    OR BASE            APPRECIATION
                 OPTIONS/SARs EMPLOYEES IN  PRICE   EXPIRATION FOR OPTION TERM
NAME             GRANTED(#)   FISCAL YEAR   ($/SH)  DATE       5%($)    10%($)
---------------- ------------ ------------ ------- ----------- -------- --------
Ashok Dalal        175,000       38.9%      $2.25   2-25-2002  $108,786 $240,388
Arthur Doloresco    50,000       11.1%      $4.85   8-18-2002  $ 66,998 $148,049

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                             SECURITIES
                                             UNDERLYING      VALUE OF UNEXER-
                    SHARES                   UNEXERCISED      CISED IN-THE
                   ACQUIRED                   OPTIONS         MONEY OPTIONS/
                      ON                   SARs AT FY-END     SARs AT FY-END
                   EXERCISE     VALUE       EXERCISABLE/       EXERCISABLE/
    NAME           (NUMBER)    REALIZED     UNEXERCISABLE     UNEXERCISABLE
----------------   --------    --------    --------------    ---------------
Ashok Dalal           -0-        -0-       225,000/0           $295,312/$0
Arthur Doloresco      -0-        -0-             0/50,000      $      0/$0

     Except for the Company's 1997 Stock Option Plan described below, the only benefit plan offered at the present involves a major medical plan, which is made available to all full-time employees on a non-discriminatory basis.

     Members of the Board of Directors receive a fee of $500 per meeting attended. They are also entitled to reimbursement of reasonable expenses incurred by them in attending board meetings.

EMPLOYMENT AGREEMENTS

     Effective June 2, 1997, the Company entered into a three-year employment agreement with James H. Sanregret, Chief Financial Officer of the Company. Under this agreement, Mr. Sanregret will receive an annual salary of $144,000 during the first year of the agreement, $184,000 during the second year and $224,000 during the third year. He also received stock options to purchase 50,000 shares of the Company's Common Stock. The Company is also to provide a $500,000 term life insurance policy for his benefit and pay him a $700 per month car allowance. Mr. Sanregret has agreed to keep certain information confidential and that for a period of two years following the termination of his employment agreement he will not serve in an executive capacity for any business which is engaged in a similar business to the Company in its region without the Company's consent.

     Effective July 8, 1997, the Company entered into a three-year employment agreement with Timothy J. Beaulieu, Vice President of the Company in charge of all long-term care facility operations. Under this agreement, Mr. Beaulieu will receive an annual salary of $175,000 during the first year of the agreement, $200,000 during the second year and $225,000 during the third year. He also received stock options to purchase 75,000 shares of the Company's Common Stock in connection with the agreement, and he will be entitled to receive additional stock options to purchase 50,000 shares of Common Stock on each anniversary of the agreement at the then current price. The agreement may be terminated by the Company without notice and without cause. In the event that the Company terminates the agreement due to Mr. Beaulieu's disability, he will continue to receive his salary for a period of one year following termination. Mr. Beaulieu has agreed to keep certain information confidential and that for a period of one year following the termination of his employment he will not serve in an executive capacity for any business which is engaged in a similar business to the Company in its region without the Company's consent.

     Effective August 1, 1997, the Company entered into a three-year employment agreement with Arthur Doloresco, President of the Company's NewCare Hospital Corporation ("NCHC") subsidiary. Under this agreement, Mr. Doloresco will receive an annual salary of $325,000 during the first year of the agreement, $350,000 during the second year, and $375,000 during the third year. Mr.

Doloresco is also entitled to an annual bonus of $200,000 for any calendar year in which NCHC's earnings before interest, taxes, depreciation, amortization and rent ("EBITDAR") exceeds 20% of net revenues; $275,000 if EBITDAR exceeds 25% of net revenues; and $350,000 if EBITDAR exceeds 30% of net revenues. He also received stock options to purchase 50,000 shares of the Company's Common Stock in connection with the agreement. The Company has also agreed to provide Mr. Doloresco a $1,000,000 term life insurance policy for his benefit. The Company also purchased his residence in Houston, Texas and paid for his moving expenses to Atlanta, Georgia. Mr. Doloresco also received five shares of the Common Stock of the Company's NewCare Hospital Corporation subsidiary ("NCHC"), which represents 5% of NCHC's outstanding Common Stock. The shares of NCHC's stock will vest one share at the end of each year of his employment, except that if Mr. Doloresco's employment ends on July 31, 2000, all of the shares will then be vested. The entire five shares will vest immediately in the event of a termination of Mr. Doloresco's employment by the Company without cause or by Mr. Doloresco with cause, or in the event of a merger or combination where NCHC is not the surviving entity, or its board of directors does not control the surviving entity. The agreement may be terminated immediately by the Company with or without cause. Mr. Doloresco may terminate the agreement immediately for cause or on twelve months notice without cause. In the event of termination by the Company without cause or by Mr. Doloresco with cause, Mr. Doloresco will be entitled to twelve months severance pay. The Company and Mr. Doloresco have agreed to negotiate in good faith to review or extend the term of the agreement not less than 180 days prior to the end of the term, and if no agreement is reached, Mr. Doloresco will be entitled to up to six months base salary following termination of his employment. Mr. Doloresco has agreed to keep certain information confidential and that for a period of two years following the termination of his employment he will not serve in an executive capacity for any business which is engaged in a similar business to the Company in its region without the Company's consent.

1997 STOCK OPTION PLAN

     In April 1997, the Company's Board of Directors approved the establishment of a Stock Option Plan (the "1997 Plan") subject to approval of the Company's shareholders. The Board of Directors believes that the 1997 Plan will advance the interests of the Company by encouraging and providing for the acquisition of an equity interest in the success of the Company by employees, officers, directors and consultants, and by providing additional incentives and motivation toward superior Company performance. The Board believes it also will enable the Company to attract and retain the services of employees, officers, directors and consultants, and by providing additional incentives and motivation toward superior Company performance. The Board believes it also will enable the Company to attract and retain the services of employees, officers, directors and consultants upon whose judgment, interest and special effort the successful conduct of its operations is largely dependent.

     The 1997 Plan allows the Board to grant stock options from time to time to employees, officers and directors of the Company and consultants to the Company. The Board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are employees of the Company. Vesting provisions are determined by the Board at the time options are granted. The total number of shares of Common Stock subject to options under the 1997 Plan may not exceed 2,000,000, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. The option price may be satisfied by the payment of cash, or where approved by the Board of Directors, in its sole discretion and where permitted by law: (a) by cancellation of indebtedness of the Company to the holder; (b) by surrender of shares of Common Stock of the Company having a Fair Market Value equal to the exercise price of the option that have been owned by holder for more than six months, or were obtained by the holder in the open public market; (c) by waiver of compensation due or accrued to the holder for services rendered; (d) provided that a public market for the Company's stock exists, through a "same day sale" commitment from the holder and a broker-dealer whereby the holder irrevocably elects to exercise the option and to sell a portion of the shares so purchased to pay for the exercise price and the broker-dealer irrevocably commits upon receipt of such shares to forward the exercise price directly to the Company; (e) provided that a public market for the Company's stock exists, through a "margin" commitment from the holder and a broker-dealer whereby the holder irrevocably elects to exercise the option and to pledge the shares so purchased to the broker-dealer in a margin account, and the broker-dealer irrevocably commits upon receipt of such shares to forward the exercise price directly to the Company; or (f) by any combination of the foregoing.

     The Board of Directors may amend the 1997 Plan at any time, provided that the Board may not amend the 1997 Plan to materially increase the number of shares available under the 1997 Plan, materially increase the benefits accruing to Participants under the 1997 Plan, or materially change the eligible class of employees without shareholder approval.

     To date, stock options have been granted under the 1997 Plan to four employees to purchase an aggregate of 215,000 shares of Common Stock at prices ranging from $2.25 to $4.85 per share, contingent on shareholder approval of the 1997 Plan. Of these, options to purchase 50,000 shares at $2.25 per share were granted to Frank Camma, Vice President of Strategic Planning of the Company; options to purchase 50,000 shares at $4.85 per share were granted to Arthur Doloresco, President of the Company's NewCare Hospital Corporation subsidiary; and options to purchase 25,000 shares at $4.50 per share were granted to Timothy Beaulieu, Executive Vice President.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 1, 1998, the shares of the Common Stock beneficially owned by each person who is the beneficial owner of more than five percent (5%) of the Company's shares, each of the Company's Directors and Executive Officers and by all of the Company's Directors and Executive Officers as a group. Each person has sole voting and investment power with respect to the shares shown, except as noted.

   NAME AND ADDRESS                 AMOUNT OF BENEFICIAL        PERCENTAGE
  OF BENEFICIAL OWNER                     OWNERSHIP              OF CLASS
-----------------------------       --------------------        ----------
Ashok Dalal                             1,156,469<FN1>              9.4%
3703 Bridge Road
Cooper City, FL  33026

Dr. Kishor Karia                          901,138<FN2>              7.5%
11001 Pines Blvd., Suite 106
Pembroke Pines, FL  33024

Dr. Dhiraj Patel                          907,888<FN3>              7.5%
11801 N. Island Road
Cooper City, FL  33026          34

Chris Brogdon                           2,280,615<FN4>             18.4%
6000 Lake Forrest Drive, Suite 200
Atlanta, GA  30328

Harlan Mathews                                  0                    -0-
420 Hunt Club Road
Nashville, TN  37221

William McBride, III                       50,000                   0.4%
1647 Logan Creek Drive
Glenbrook, NV  89413

Timothy Beaulieu                          125,000<FN5>              1.0%
6000 Lake Forrest Drive, #315
Atlanta, GA  30328

James H. Sanregret                         90,000<FN6>              0.7%
6000 Lake Forrest Drive, #315
Atlanta, GA  30328

Frank Camma                                85,001<FN7>              0.7%
6000 Lake Forrest Drive, #315
Atlanta, GA  30328

Arthur Doloresco                           50,000<FN8>              0.4%
6000 Lake Forrest Drive, #315
Atlanta, GA  30328

Veena Holdings, Ltd.<FN9>                 901,138                   7.5%
1101 Pines Blvd., Suite 106
Pembroke Pines, FL  33024

Daksha Vakharia Revocable Trust           598,000                   5.0%
3365 Bridle Path Lane
Fort Lauderdale, FL  33331

Pro Futures Bridge Capital Fund,        1,000,002<FN10>             8.1%
  L.P.
5350 S. Roslyn Street, Suite 350
Englewood, CO  80111

Renaissance Capital Group, Inc.         1,512,336<FN11>            11.1%
Suite 210-LB59
8080 North Central Expressway
Dallas, TX  75206

All Directors and Executive             5,646,111                  43.6%
Officers as a Group (10 Persons)
-------------------

<FN1>
Includes 900,000 shares held directly; an aggregate of 31,469 shares held of record by certain family members of Mr. Dalal; and 225,000 shares underlying stock options held by Mr. Dalal.
<FN2>
Represents shares held by Veena Holdings, Ltd., a partnership owned by Dr. Karia and his family.

<FN3>
Includes 801,138 shares held in the name of Dr. Patel's wife, Pravinagauri Patel; 26,750 shares held in the Karia & Patel Stirling Health Center Annuity Plan for the benefit of Dr. Patel; and 80,000 shares held jointly by Dr. Patel and his wife.
<FN4>
Includes 710,978 shares owned by Mr. Brogdon; 397,600 shares owned by Mr. Brogdon's wife, Connie Brogdon; 209,537 shares of Common Stock which represents 50% of the shares held by Winter Haven Homes, Inc., of which Connie Brogdon is a 50% owner; 22,000 shares held by trusts of which Connie Brogdon is the beneficial owner; 30,000 shares held by Assisted living/independent living Care Associates, Inc., of which Mr. Brogdon is President, Director and a principal shareholder of which Mr. Brogdon disclaims beneficial ownership; 375,000 shares underlying currently exercisable stock options held by Mr. Brogdon; and 535,500 shares underlying options Mr. Brogdon holds to purchase stock from another shareholder.
<FN5>
Includes 50,000 shares owned by Mr. Beaulieu and 75,000 shares underlying stock options held by him.
<FN6>
Includes 40,000 shares owned by Mr. Sanregret and 50,000 shares underlying stock options held by him.
<FN7>
Includes 10,001 shares owned by Mr. Camma and 75,000 shares underlying stock options held by him.
<FN8>
Represents 50,000 shares underlying stock options held by Mr. Doloresco.
<FN9>
The shareholders of Veena Holdings, Ltd. are Dr. Kishor Karia, Veena Karia, Ojus Karia and Tajus Karia.
<FN10>
Includes 666,668 shares held directly and 333,334 shares underlying warrants held by Pro Futures Bridge Capital Fund, L.P.
<FN11>
Includes 200,000 shares underlying stock options held by Renaissance Capital, Group, and 1,312,336 shares issuable upon the conversion of Convertible Debentures held by two entities controlled by Renaissance Capital Group, Inc. The number of shares issuable upon the conversion of the Convertible Debentures may be increased in April or May 1998 as a result of an adjustment to the conversion price based on the weighted average closing price of the Company's Common Stock for the 21 consecutive trading days following the announcement of the financial results for the year ended December 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

     The Letter further provided that the Company was to grant to Chris Brogdon and his designees options to purchase a total of 1,500,000 shares of common stock at a price of $2.20 per share. These options were granted in consideration for Mr. Brogdon's agreement to take over management of the Company. In the event that the Company's common stock does not reach an average price of at least $5.00 for any 30 consecutive days during the 12 month period following Mr. Brogdon's election as Chief Executive Officer, all unexercised options will be canceled.

LOANS TO PURCHASE STOCK

     In June 1997, the Company loaned an aggregate of $990,000 to five individuals to allow them to purchase shares of the Company's Common Stock from Matthew Carroll and certain other shareholders. The loans are due on June 30, 1998, and bear interest at 10% per annum. Included in these loans are loans to Chris Brogdon, Chairman of the Board and a principal shareholder of the Company, in the principal amount of $487,500, and to Timothy Beaulieu, Executive Vice President of the Company, in the principal amount of $75,000. In addition, the Company made loans to the following persons who are employed by Retirement Care Associates, Inc. in the principal amounts shown: Edward E. Lane - $277,500; Philip Rees - $75,000; and Robert Lancaster - $75,000.

AGREEMENTS WITH RENAISSANCE SENIOR LIVING, INC.

     On February 17, 1997, the Company entered into a Management Agreement with Renaissance Senior Living, Inc. ("Renaissance"), pursuant to which Renaissance agreed to manage all of the Company's long-term care facilities and assisted living/independent living facilities. Renaissance was to be paid a monthly fee for each facility equal to 25% of the increase in profit (a decrease in loss) at the facility as compared to the profit (or loss) at the facility as of December 31, 1996, but the fee was not to exceed 6% of the gross operating revenues of the facility for that month. The agreement terminated on December 31, 1997, and this arrangement ended. During the year ended December 31, 1997, Renaissance earned no fees under this agreement because none of the facilities had the requisite improvement. Renaissance is owned by Chris Brogdon (20%), Edward E. Lane (20%), Darrell Tucker (17%) and other officers and employees of Assisted living/independent living Care Associates, Inc. Chris Brogdon, a director of the Company, is also a director of Renaissance.

     In December 1997, Renaissance formed Conyers Assisted living/independent living, L.P., a Georgia limited partnership for the purpose of constructing a senior living community on a 10 acre tract of raw land in Conyers, Georgia. Renaissance serves as General Partner of the partnership and holds 99% of the interest in the partnership, and the Company is the sole limited partner and holds 1% of the interest in the partnership for which it contributed $1.00. Since the formation of the partnership, the Company has also contributed approximately $300,000 and guaranteed $9 million in the Development Authority of Rockdale County First Mortgage Revenue Bonds (Conyers Assisted living/independent living, L.P. Project), the net proceeds of which were loaned to the partnership to finance the construction of a 132 unit senior living community on the site. The Company has agreed to enter into an agreement to manage the facility for which it will receive a fee of 5% of the facility's gross revenues. As part of the management agreement the Company will agree to make non-interest bearing advances to Conyers Assisted living/independent living, L.P. to the extent that revenues generated by the facility are not sufficient to pay its current expenses and required principal and interest under the bonds. The facility is expected to be completed in the Fall of 1998.

TRANSACTIONS WITH KAREN HAGAN

     The Company leased office space from Cimerron Properties, Inc., a company owned by Karen Hagan, a principal shareholder of the Company, under an operating lease that was to expire on December 31, 1999. Annual rental payments under the lease were approximately $45,600. Pursuant to a settlement agreement with Karen Hagan and others, effective April 15, 1997, this lease was terminated early in exchange for a cash payment of $65,000.

     In September 1995, the Company exercised an option to purchase the Emory Nursing Center in exchange for $300,000 in cash and the assumption of approximately $500,000 in debt. The $300,000 was raised by borrowing the money from Karen Hagan. The $300,000 loan bears interest at 10% and is payable in monthly payments of interest only through September 15, 1998, when all principal and any accrued interest is due. The $500,000 note payable matured in February 1996, and was refinanced with a loan from Assisted living/independent living Care Associates, Inc. bearing interest at 9%. Accrued interest and principal were due in February 1997. This note has been converted to a demand note. Two of the Company's directors are also directors of Retirement Care Associates, Inc.

     In October 1995, the Company borrowed $600,000 from Karen Hagan to purchase Suncoast Nursing Home. The promissory note bears interest at 10% per annum and is payable interest only until April 15, 1998, when it is due. The note is secured by a mortgage on Suncoast Nursing Home.

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

     In July 1996, the Company borrowed $80,000 from Karen Hagan to pay outstanding payroll taxes. The note bore interest at 12% and was payable in twelve monthly installments of $7,467 with the final payment due July 1, 1997. The note was repaid as scheduled.

SETTLEMENT WITH ROBERT HAGAN AND KAREN HAGAN

     Effective April 15, 1997, the Company entered into and closed a Settlement Agreement with Karen and Robert Hagan (the "Hagans") and Chris Brogdon ("Brogdon"). This agreement provides for, among other things, the following:

     1. At the closing, the Company paid Robert Hagan $150,000 for the termination of his employment agreement dated May 22, 1995.

     2. At the closing, the Company paid Cimerron Properties, Inc., a company owned by the Hagans, $65,000 for termination of a commercial real estate lease for office space occupied by the Company in Roswell, Georgia, which was scheduled to terminate on December 31, 1997.

     3. Brogdon will purchase a total of 714,000 shares from Karen Hagan over a two year period commencing April 15, 1997. The transaction is structured such that Karen Hagan will sell to Brogdon four options for 178,500 shares each. The options will be exercisable in six month intervals at an exercise price of $3.00 per share, with the first option exercisable at any time on or before October 15, 1997. Brogdon must pay $21,420 for the first option (which expires October 15, 1997); $42,820 for the second option; $64,260 for the third option; and $85,860 for the fourth option. The purchase price for each option will be payable in monthly installments of $3,570 each beginning on May 15, 1997, and continuing monthly thereafter until such time as the option has been exercised by Brogdon or until it lapses.

     Brogdon has also granted to Karen Hagan four put options which essentially provide that during the 10 day periods following each of the four option periods Karen Hagan can force Brogdon to purchase any shares that he doesn't purchase under the prior six month option. The purchase price for the put options is $2.95 per share.

     4. At the closing, the Company delivered to the Hagans title to a 1994 Ford Ranger pickup.

     5. At the closing, Robert Hagan, Karen Hagan and Richard Vanderberg tendered his or her resignation as an officer and/or director of the Company and any of its subsidiaries.

     6. The Company agreed to continue to employ Richard Vanderberg according to his employment agreement as the Chief Financial Officer of Cimerron Health Care, Inc., until October 1, 1997. At that time, the Company paid Vanderberg $116,250 to terminate his employment agreement which otherwise would have continued until May 22, 2000.

     On April 15, 1997, Robert Hagan and Chris Brogdon were both directors of the Company, and Robert Hagan was a principal shareholder by virtue of the 714,287 shares owned by his wife. Robert Hagan resigned as a director effective on April 15, 1997.

LOAN FROM RETIREMENT CARE ASSOCIATES, INC.

     During February 1996, Retirement Care Associates, Inc. ("RCA") loaned the Company $500,000 pursuant to a one-year promissory note with 9% interest secured by an interest in the Emory Nursing facility. The note was converted to a 30-day demand note with interest payable monthly and was paid in full during August 1997. Chris Brogdon and Harlan Mathews, directors of the Company, are also directors of RCA, and Chris Brogdon is President and a principal shareholder of RCA.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K .

     (a)  1.  The following financial statements are filed herewith:

                                                                  Page(s)

Independent Auditors' Report                                      F-1

Report of Independent Certified Public Accountants                F-2

Consolidated Balance Sheets                                       F-3 - F-4

Consolidated Statements of Operations                             F-5 - F-6

Consolidated Statements of Changes in Stockholders' Equity        F-7

Consolidated Statements of Cash Flows                             F-8 - F-9

Notes to Consolidated Financial Statements                        F-10- F-33

          2.  No financial statement schedules are required to be filed.

          3.  The following exhibits are filed herewith:

EXHIBIT
NUMBER   DESCRIPTION                 LOCATION

10.4     Settlement Agreement among  Incorporated by reference to
         Karen Hagan, Robert Hagan,  Exhibit 10 to the Company's
         Christopher F. Brogdon and  Report on Form 8-K dated
         the Company dated April     April 15, 1997
         15, 1997

10.5     Asset Purchase Agreement    Incorporated by reference to
         with Meadowbrook Neuro-     Exhibit 10.1 to the Company's
         care-Kansas city, Inc.      Report on Form 8-K dated
                                     August 1, 1997

10.6     Agreement of Sale (Real     Incorporated by reference to
         Estate)                     Exhibit 10.2 to the Company's
                                     Report on Form 8-K dated
                                     August 1, 1997

10.7     Second Bridge Note and      Incorporated by reference to
         Security Agreement and      Exhibit 10.3 to the Company's
         Mortgage, Assignment,       Report on Form 8-K dated
         of Leases and Rents,        August 1, 1997
         Security Agreement and
         Fixtures Filing

10.8     Management Agreement with   Incorporated by reference to
         Tri-City Hospital Centre,   Exhibit 10.1 to the Company's
         Inc.                        Report on Form 8-K dated
                                     September 30, 1997, concerning
                                     Tri-City Hospital

10.9     Option Agreement Tri-City   Incorporated by reference to
         Hospital Centre, Inc.       Exhibit 10.2 to the Company's
                                     Report on Form 8-K dated
                                     September 30, 1997, concerning
                                     Tri-City Hospital

10.10    Management Agreement with   Incorporated by reference to
         Princeton Hospital, Inc.    Exhibit 10.1 to the Company's
                                     Report on Form 8-K dated
                                     September 30, 1997, concerning
                                     Princeton  Hospital

10.11    Option Agreement Prince-    Incorporated by reference to
         ton Hospital, Inc.          Exhibit 10.2 to the Company's
                                     Report on Form 8-K dated
                                     September 30, 1997, concerning
                                     Princeton Hospital

10.12    Stock Purchase Agreement    Incorporated by reference to
         with Wakulla Manor, Inc.    Exhibit 10.1 to the Company's
         et al., and First Amend-    Report on Form 8-K dated
         ment to Stock Purchase      September 16, 1997
         Agreement

10.13    Loan Agreement and Prom-    Incorporated by reference to
         issory Note Secured by      Exhibit 10.2 to the Company's
         Mortgage                    Report on Form 8-K dated
                                     September 16, 1997

10.14    Employment Agreement        To be filed by amendment
         with Timothy Beaulieu

10.15    Employment Agreement        To be filed by amendment
         with James H. Sanregret

10.16    Employment Agreement        To be filed by amendment
         with Arthur Doloresco

10.17    1997 Stock Option Plan      To be filed by amendment

10.18    Convertible Loan Agree-     To be filed by amendment
         ment among the Company
         and Renaissance Capital
         Growth & Income Fund
         III, Inc., et al. and
         Convertible Debentures

10.19    Loan Agreement with         To be filed by amendment
         Nationwide Health Prop-
         erties, Inc. and Secured
         Promissory Note

10.20    Loan and Security Agree-    To be filed by amendment
         ment with HCFP Funding,
         Inc.

10.21    Guarantee Agreement for     To be filed by amendment
         Conyers Retirement, L.P.

21       Subsidiaries of the         To be filed by amendment
         Registrant

27       Financial Data Schedule     Filed herewith electronically

    (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed for events occurring during the quarter ended December 31, 1997.

LANEY
BOTELER &
KILLINGER
----------------------------
Certified Public Accountants
----------------------------

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
NewCare Health Corporation and Subsidiaries
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of NewCare Health Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of operations, shareholders' equity and cash flows of NewCare Health Corporation and Subsidiaries as of December 31, 1995, were audited by other auditors whose opinion, dated February 27, 1996, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1997 and 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewCare Health Corporation and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Laney, Boteler & Killinger
Laney, Boteler & Killinger

Atlanta, Georgia
March 17, 1998

100 Ashford Center North - Sutie 310 - Atlanta, Georgia 30338 - 7790/394-8000

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
NewCare Health Corporation and Subsidiaries
Largo, Florida

We have audited the consolidated statements of operations, changes in shareholders' equity and cash flows of NewCare Health Corporation and Subsidiaries for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of NewCare Health Corporation and aubsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

                              /s/ Lovelace, Roby & Company, P.A.
                              Certified Public Accountants
Orlando, Florida
February 27, 1996

                 NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets

                                  Assets
                                                      DECEMBER 31,
                                              -----------------------------
                                                  1996           1997
                                              -------------   ------------
Current assets
  Cash and cash equivalents                   $  2,297,599    $  3,198,700
  Accounts receivable, net of allowance for
   doubtful accounts of $976,600 and $191,300    4,569,319       1,829,581
  Other receivables                                160,113         486,682
  Notes receivable - related parties             1,039,500            -
  Due from related party                         1,201,063          92,000
  Mortgage notes receivable                           -          1,852,377
  Marketable securities (available for
   sale) and other investments                  10,083,000          57,993
  Restricted investments, current                  469,119            -
  Inventory                                        132,680          27,762
  Deferred taxes                                   412,204            -
  Prepaid expenses and other current assets        873,130         172,067
                                              ------------    ------------
      Total current assets                      21,237,727       7,717,162
                                              ------------    ------------

Property and equipment, net                     42,972,686      23,821,561
                                              ------------    ------------
Other assets
  Deferred loan costs                            1,257,427         248,132
  Goodwill                                       1,219,039         319,039
  Organizational costs                              76,016          76,016
                                              ------------    ------------
                                                 2,552,482         643,187
  Less accumulated amortization                    464,733         280,615
                                              ------------    ------------
  Deferred costs, net                            2,087,749         362,572
  Deposits                                         926,511          60,762
  Restricted investments, less current
   portion                                       1,543,686         305,044
                                              ------------    ------------
      Total other assets                         4,557,946         728,378
                                              ------------    ------------
      Total assets                            $ 68,768,359    $ 32,267,101
                                              ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                 NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets

                     Liabilities and Shareholders' Equity

                                                     DECEMBER 31,
                                            -----------------------------
                                                1996             1997
                                            -------------    ------------
Current liabilities
  Current maturities of long-term debt      $  1,380,735     $ 16,899,696
  Borrowings under line of credit              3,189,755             -
  Brokerage investment margin payable          6,740,653             -
  Accounts payable                             6,163,548        1,143,996
  Accrued expenses                             3,288,527        2,049,865
  Due to related parties                       2,776,177             -
  Other liabilities                                 -             149,052
                                            ------------     ------------
      Total current liabilities               23,539,395       20,242,609
                                            ------------     ------------
Long-term debt                                39,754,836        6,880,805
                                            ------------     ------------
Minority interest in subsidiary                   13,900             -
                                            ------------     ------------
Commitments and contingencies

Shareholders' equity
  Common stock, $.02; 50,000,000 shares
   authorized; 11,372,524 and 10,667,524
   shares issued, respectively                   227,350          213,350
  Additional paid-in capital                  11,579,675        9,055,724
  Retained earnings (deficit)                 (7,174,889)      (4,075,387)
  Unrealized gain on marketable securities       828,092             -
  Treasury stock, at cost                           -             (50,000)
                                            ------------     ------------
      Total shareholders' equity               5,460,228        5,143,687
                                            ------------     ------------
      Total liabilities and shareholders'
       equity                               $ 68,768,359     $ 32,267,101
                                            ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                  Years Ended December 31, 1997, 1996, and 1995

                                      1997           1996           1995
                                   -----------    -----------    -----------
Revenue
  Net patient services revenue     $32,359,366    $28,194,431    $23,069,661
  Management fees revenue              503,577           -              -
  Other operating revenue              121,987        489,273        107,244
                                   -----------    -----------    -----------
      Total operating revenues      32,984,930     28,683,704     23,176,905

Operating expenses
  Cost of patient services          24,913,670     20,095,723     18,293,388
  Lease expense                        771,427        709,542        494,005
  Shareholder settlements              485,000           -              -
  General and administrative         7,367,125      4,614,816      2,033,887
  Provision for bad debts            1,194,780        203,937        211,919
  Depreciation and amortization      1,196,000      1,076,740        938,946
                                   -----------    -----------    -----------
      Total operating expenses      35,928,002     26,700,758     21,972,145
                                   -----------    -----------    -----------
Operating income (loss)             (2,943,072)     1,982,946      1,204,760
                                   -----------    -----------    -----------
Other income (expense)
  Investment income                    794,214         83,828          9,496
  Interest expense                  (3,148,460)    (1,912,838)    (1,518,910)
                                   -----------    -----------    -----------
                                    (2,354,246)    (1,829,010)    (1,509,414)
Income (loss) before minority
 interest, income taxes, dis-
 continued operations and extra-
 ordinary item                      (5,297,318)       153,936       (304,654)
Minority interest in subsidiary        (13,900)          -              -
                                   -----------    -----------    -----------
Income (loss) before income taxes,
 discontinued operations and extra-
 ordinary item                      (5,311,218)       153,936       (304,654)
Income tax benefit (provision)       1,331,865        (54,000)       (36,000)
                                   -----------    -----------    -----------
Income (loss) before discontinued
 operations and extraordinary item  (3,979,353)        99,936       (340,654)
Discontinued operations
 Income (loss) from discontinued
  business segment net of income
  tax benefit of $23,000 in 1996          -          (970,430)       168,432
 Loss on disposal of discontinued
  business segment net of income
  tax benefit of  $31,000                 -        (1,355,798)          -
                                   -----------    -----------    -----------
Loss before extraordinary item      (3,979,353)    (2,226,292)      (172,222)

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                  Years Ended December 31, 1997, 1996, and 1995
                                   (Continued)

                                      1997           1996           1995
                                   -----------    -----------    -----------
Extraordinary item - Gain on
 forgiveness of debt, net of
 income tax provision of $473,765      879,851           -              -
                                   -----------    -----------    -----------
Net loss                           $(3,099,502)   $(2,226,292)   $  (172,222)
                                   ===========    ===========    ===========
Basic and diluted net income
 (loss) per common share from:
   Income (loss) before extraor-
    dinary item and discontinued
    operations                     $      (.37)   $       .01    $      (.03)
   Discontinued operations         $      -       $      (.22)   $       .01
   Extraordinary item              $       .08    $      -       $      -
   Net loss                        $      (.29)   $      (.21)   $      (.02)

Weighted average number of common
 shares outstanding                 10,769,829     10,667,524     10,390,073
                                   ===========    ===========    ===========

                NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
        Consolidated Statements of Changes in Shareholders' Equity
              Years Ended December 31, 1997, 1996, and 1995

                                                          UNREALIZED
                 COMMON STOCK     ADDITIONAL               GAIN ON               TOTAL
             -------------------   PAIT-IN   ACCUMULATED  MARKETABLE TREASURY SHAREOLDERS'
               SHARES    AMOUNT    CAPITAL     DEFICIT    SECURITIES  STOCK      EQUITY
             ---------- -------- ----------- -----------  --------- ---------  ----------
Balance at
December 31,
1994          9,920,488 $198,410 $ 7,247,094 $(1,676,873) $       - $ (50,000) $5,718,631

Issuance of
common stock
for acquisition
of subsidiary   726,286   14,525   1,801,190        -             -        -    1,815,715

Other common
stock issuances  20,750      415       7,440        -             -        -        7,855

Net loss for
1995               -        -            -      (172,222)         -        -     (172,222)
             ---------- -------- ----------- -----------  --------- ---------  ----------
Balance at
December 31,
1995         10,667,524  213,350   9,055,724  (1,849,095)         -   (50,000)  7,369,979

Net loss for
1996               -        -            -    (2,226,292)         -        -   (2,226,292)
             ---------- -------- ----------- -----------  --------- ---------  ----------
Balance at
December 31,
1996         10,667,524  213,350   9,055,724  (4,075,387)         -  (50,000)   5,143,687

Purchase of
common stock
from related
party          (869,978)    -            -          -             -(1,043,974) (1,043,974)

Issuances of
common stock:
 To related
  parties       869,978     -            -          -             - 1,043,974   1,043,974
 Compensation
  for services     -        -         15,783        -             -    50,000      65,783
 Other           10,000      200      22,200        -             -        -       22,400
 Private place-
  ments         695,000   13,800   2,485,968        -             -        -    2,499,768

Unrealized gain
on marketable
securities         -        -            -          -       828,092        -      828,092

Net loss for
1997               -        -            -    (3,099,502)         -        -    1,099,502)
             ---------- --------  ---------- -----------  --------- ---------  -----------
Balance at
December 31,
1997         11,372,524 $227,350 $11,579,675 $(7,174,889) $ 828,092 $      -   $ 5,460,228

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                  Years Ended December 31, 1997, 1996, and 1995

                                          1997           1996           1995
                                      -----------    -----------    -----------
Cash flows from operating activities
  Net loss before extraordinary item  $ (3,979,353)  $(2,226,292)   $ (172,222)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities
    Depreciation and amortization        1,196,000     1,554,219     1,494,836
    Common stock issued for services        51,449          -            7,855
    Provision for bad debts              1,194,780      (707,936)    1,001,448
    Gain on sale of investments           (177,107)         -             -
    Loss on disposal of business segment      -        1,386,798          -
    Deferred taxes                      (1,331,865)         -             -
    Change in minority interest             13,900          -             -
    Changes in assets and liabilities,
     net of effects from business com-
     binations
    Decrease (increase) in assets
     Accounts receivable                (3,864,217)    1,612,136    (1,617,140)
     Other receivables                    (160,113)     (486,682)         -
     Inventories                          (104,918)      181,701        43,475
     Other current assets                 (701,063)       81,142        73,254
     Deposits                             (865,749)         -             -
    Increase (decrease) in liabilities
     Accounts payable                    4,958,541    (2,090,525)      778,678
     Accrued liabilities                 1,720,217       157,987        34,284
     Other liabilities                    (149,052)     (168,833)     (105,535)
                                      ------------   -----------    ----------
    Net cash provided by (used
     in) operating activities           (2,198,550)     (706,285)    1,538,933
                                      ------------   -----------    ----------
Cash flows from investing activities
  Proceeds from sale of property and
   equipment                                  -       10,234,655          -
  Purchases of property and equipment  (14,381,568)   (1,085,050)     (564,149)
  Payments of deferred costs            (1,672,918)     (131,950)     (118,120)
  Cash paid for acquisitions of
   affiliates, net of cash acquired           -             -       (1,612,200)
  Issuance of notes receivable -
   related parties                        (990,000)         -             -
  Collections on advances to related
   parties                                  18,000          -             -
  Advances to related parties           (1,176,563)      (18,000)         -
  Issuance of notes receivable                -       (1,852,377)         -
  Collections on notes receivable        1,852,377          -             -
  Change in restricted investments      (1,707,761)         -             -
  Proceeds on sale of investments        5,783,756          -             -
  Purchase of investments               (7,617,015)      (57,993)         -
                                      ------------   -----------    ----------
      Net cash provided by (used
       in) investing activities        (19,891,692)    7,089,285    (2,294,469)
                                      ------------   -----------    ----------

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                  Years Ended December 31, 1997, 1996, and 1995
                                   (Continued)

                                          1997          1996          1995
                                      ------------   -----------    ----------
Cash flows from financing activities
  Proceeds from long-term debt          33,005,196       710,572     2,741,953
  Repayment of long-term debt          (20,318,489)   (2,405,020)   (2,710,935)
  Advances from related parties          2,776,177          -             -
  Repayment of notes payable                  -      (1,525,000)          -
  Purchase of treasury stock            (1,043,974)        -              -
  Proceeds from issuance of common
   stock                                 3,580,476         -              -
  Net increase (decrease) in
   lines of credit                       3,189,755     (166,491)          -
                                      ------------   -----------    ----------
      Net cash provided by (used
       in) financing activities         21,189,141    (3,385,939)       31,018
                                      ------------   -----------    ----------

Net increase (decrease) in cash
 and cash equivalents                     (901,101)    2,997,061      (724,518)

Cash and cash equivalents at
 beginning of year                       3,198,700       201,639       926,157
                                      ------------   -----------    ----------
Cash and cash equivalents at
 end of year                          $  2,297,599   $ 3,198,700    $  201,639
                                      ============   ===========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND BASIS OF PRESENTATION

The financial statements include the accounts of NewCare Health Corporation and its consolidated subsidiaries (the Company). The Company currently operates fourteen leased and owned nursing and retirement facilities located in Georgia, Florida and Texas and one rehabilitative hospital in Kansas. The company also manages two hospitals located in Florida and Texas for unrelated third parties. The assets and operations of its medical supply and pharmaceutical sales and service division, operating through the Company's Spectrum subsidiary, were sold October 24, 1996 (Note 2).

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as its majority-owned subsidiaries. All significant intercompany transactions have been eliminated in the consolidation process.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

INVENTORY

Inventories, consisting primarily of health care supplies, are valued at the lower of cost (first-in, first-out) or market.

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Maintenance and repairs are charged to operations and major improvements are capitalized. Upon sale, retirement or other disposition, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in operations. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Estimated useful lives of the assets range from three to fifteen years for equipment and thirty to forty years for real estate. Substantially all property and equipment owned by the Company is held as collateral for the Company's debt (Note 7).

INVESTMENTS

In accordance with Statements of Financial Accounting Standards No. 115, marketable securities are classified as held-to-maturity, available-for-sale or trading based on the intentions and ability of the Company to hold the investment. All marketable securities held at December 31, 1997, are classified as available for sale and are carried at fair market value. Unrealized holding gains and losses for available for sale securities are recorded as a separate component of shareholders' equity.

DEFERRED COSTS

Deferred loan costs, consisting of loan commitment fees and related expenditures, are amortized over the repayment term of the loan using the interest method. Organizational costs relate to costs incurred in connection with the organization of the Company or a subsidiary of the Company and are amortized on a straight-line basis over five years.

Offering costs directly related to the Company's offerings of its common stock are offset against the proceeds from the offerings as a charge to additional paid-in capital, or expensed in the event the related offering is unsuccessful.

GOODWILL

Goodwill arises in connection with business combinations accounted for as purchases where the purchase price exceeds the fair value of the net assets of the acquired businesses. Goodwill is amortized on a straight-line basis over the periods of expected benefit, generally ten to twenty years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. Any permanent impairment would be recognized by a charge against earnings. Accumulated amortization of goodwill approximated $162,000 and $135,000 as of December 31, 1997 and 1996, respectively.

RESTRICTED INVESTMENTS

Restricted investments consist of cash, certificates of deposit and U.S. Treasury bonds whose use is restricted to meet future service requirements. Current restricted investments include principal and interest bond and note payable service funds which are used for payment of principal and interest on or before the dates required by the respective trust indenture. Non-current restricted investments include debt service reserve funds which are used for payment of principal and interest when amounts in the principal and interest funds are insufficient. Non-current restricted investments also include funds held by the mortgagor of the Fitzgerald HUD Loan for future repair and replacement of the facility and a certificate of deposit held by a bank in the amount of $1,159,000 as security for a letter of credit securing the Nationwide refinancing loan (Note 7). Fair value approximates cost for these investments at December 31, 1997 and 1996.

ASSESSMENT OF LONG-LIVED ASSETS

The Company periodically reviews the carrying value of its long-lived assets (primarily property and equipment and intangible assets) whenever events or circumstances provide evidence that suggests the carrying amount of long-lived assets may not be recovered. If this review indicates that the long-lived assets may not be recoverable, the Company reviews the expected undiscounted future net operating cash flows from its facilities, as well as valuations obtained in connection with various refinancings. Any impairment of value is recognized as a charge against earnings in the statement of operations. As of December 31, 1997, the Company does not believe that there is any indication that the amortization period of its long-lived assets needs to be adjusted.

INCOME TAXES

Deferred income taxes are recognized for the tax consequences of temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Income tax expense is the tax payable for the period plus or minus the net change during the period in deferred tax assets and liabilities.

CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and investments. Credit risk associated with private pay accounts receivable is mitigated by the large number of such accounts. Credit risk related to accounts receivable from the Medicaid and Medicare programs is mitigated by the taxing authority of the governmental entities funding those programs. Credit risk associated with the Company's investment in bonds is currently mitigated by the Company's involvement as the management agent of the hospital whose indebtedness is related to the bonds.

REVENUE RECOGNITION

Net patient service revenue is reported at the estimated net realizable amounts receivable from residents, third-party payors and others for services rendered. Patient service revenue is derived primarily from services to retirement center residents and nursing home patients. Retirement center residents typically pay rent in advance of the month for which it is due. Nursing home patients are predominantly beneficiaries of the Medicare and Medicaid programs.

The Medicare program reimburses nursing homes on the basis of allowable costs subject to certain limitations. Payments are received throughout the year at amounts estimated to approximate costs. Following year end, cost reports are filed with the Medicare program and final settlements are made. Provisions for Medicare settlements are provided in the financial statements for the period the related services are rendered. Differences between the amounts accrued and final settlements are reported in the year of settlement.

State Medicaid programs pay nursing homes primarily on a per diem basis with no retroactive settlement. Revenues from services to Medicaid patients are recorded at payment rates established by the various state programs in the period services are rendered.

The Company recognized revenue in its Spectrum subsidiary from the sale of products in the period that the products were shipped to customers. Revenue from providing health care services is generally recognized in the period that the services are performed.

There has been, and the Company expects that there will continue to be, a number of proposals to limit Medicare and Medicaid payments for long-term and rehabilitative services. The Company cannot predict at this time whether any of these proposals will be accepted or, if adopted and implemented, what effect such proposals would have on the Company.

PRODUCT WARRANTIES

While operating the Spectrum division sold in October 1996, the Company generally would replace or refund the purchase price of products sold if the customer was not satisfied. Historically, the effect of this policy was not material to the Company's financial statements and, accordingly, the financial statements do not include a provision for the effect of product warranty policies resulting from past sales in the Spectrum subsidiary.

NET INCOME (LOSS) PER SHARE

Net earnings (loss) per common share are computed using the weighted average number of common shares and common equivalent shares outstanding during each year. Common share equivalents represent shares issuable upon the assumed exercise of stock options and warrants. The stock options are included in the computation using the treasury stock method if they would have a dilutive effect in years where there are earnings. Common share equivalents are not considered in calculations of per share data when their inclusion would be anti-dilutive. For purposes of determining diluted earnings (loss) per share, there were no common stock equivalents at December 31, 1997 and 1996.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

The Financial Accounting Standards Board released SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 encourages, but does not require, companies to recognize compensation expenses based on the fair value of grants of stock, stock options, and other equity investments to employees. Although expense recognition for employee stock-based compensation is not mandatory, SFAS No. 123 requires that companies not adopting must disclose pro-forma net income and earnings per share. The Company will continue to apply the prior accounting rules and make pro-forma disclosures.

RECLASSIFICATIONS

Certain 1995 and 1996 amounts have been reclassified to conform with the 1997 presentation.

NOTE 2 - BUSINESS COMBINATIONS, ACQUISITIONS AND DISPOSITIONS

SPECTRUM

During 1994, the Company acquired all of the outstanding common stock of Spectrum Health Services, Inc. and Spectrum Infusion Services, Inc. (Spectrum). Spectrum was engaged in the business of selling medical supplies, pharmaceutical products and services and therapy services to health care facilities and individuals. The purchase price was $9,581,190, composed of $1,390,000 in cash, $5,012,190 in notes payable and 1,700,000 shares of the Company's common stock valued at $3,179,000. The Company's stock given in the exchange was valued by the Company's Board of Directors at $1.87 per share, which was the price at which shares were being sold in the concurrent private placement.

At the acquisition date, Spectrum had net assets with a fair market value of approximately $2,874,000 resulting in an excess of cost over net assets acquired of approximately $6,847,000. The Company was amortizing this amount over forty years using the straight-line method.

On October 24, 1996, the assets of Spectrum were sold. The sale price of $10,167,000 was comprised of approximately $7,795,000 in cash, assumption of liabilities totaling $1,841,000 and payoff of liabilities and closing costs totaling $531,000. The 1996 income statement reflects a loss from the sale of Spectrum of $1,355,798. Basic and diluted income (losses) per share due to these discontinued operations at December 31, 1996 and 1995 totaled $(.22) and $.01 per share, respectively.

OTHER

The lease with Bay to Bay Nursing Home expired in June 1996 and was not renewed. Revenue from this nursing home for the years ended December 31, 1996 and 1995 totaled $20,271 and $161,305, respectively.

In September 1995, the Company acquired, through a lease, the operations of a 100-bed skilled nursing facility located in Tampa, Florida. This facility was purchased by the Company on May 21, 1997, for $2,753,000 in connection with the refinancing of debt on four other existing facilities.

In May 1997, the Company entered into a 15 year lease for a 142-bed nursing facility in Whigham, Georgia.

In August 1997, the Company purchased an 84 bed rehabilitation hospital in Gardner, Kansas, for $5,000,000. The acquisition was financed with $500,000 in cash and $4,500,000 in new debt.

In September 1997, the Company acquired all of the outstanding stock of a 120 bed nursing facility in Wakulla, Florida, for $1,200,000 plus debt assumption of $3,200,000. New debt of $4,800,000 was used to purchase the stock, retire the assumed debt and other liabilities.

In November 1997, the Company acquired all of the outstanding stock of a corporation which is the sole general partner in a limited partnership which operates a 120 bed nursing facility in Tyler, Texas, for $575,000, consisting of $475,000 in cash and a $100,000 note payable. The general partner owns a combined general and limited partner interest totaling 58.8%.

Total cost for the 1997 acquisitions is $13,128,000, of which $975,000 was paid in cash and $12,153,000 through issuance of debt.

The Company typically obtains financing in excess of the purchase price paid for the acquired facilities. The excess funds are used to cover certain closing costs associated with the transactions with any residual amounts retained by the Company.

The acquisitions referred to above have been accounted for using the purchase method of accounting. The operating results of those acquired facilities have been included in the consolidated statement of operations from the date of acquisition.

UNAUDITED PRO-FORMA RESULTS OF OPERATIONS

The following table presents unaudited pro-forma results of operations data as if the acquisitions described above had occurred on January 1, 1996 after giving effect to certain adjustments and reclassifications, including additional depreciation expense, increased interest expense on acquisition related debt, related income tax effects and elimination of intercompany transactions. The pro-forma amounts are provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined enterprise.

                                           FOR THE YEAR ENDED DECEMBER 31,
                                                    (UNAUDITED)
                                           ------------------------------
                                              1996              1997
                                           -----------       -----------
     Net revenues                          $20,236,000       $20,988,000
     Net loss                                 (809,000)         (408,000)
     Net loss per share                          (0.07)            (0.04)

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable and net patient service revenue include amounts payable by Medicaid and Medicare programs. These government reimbursement programs accounted for approximately 87% and 73% of net patient service revenue during 1997 and 1996, respectively.

The Company grants credit without collateral to its patients, most of whom are local residents of the respective nursing home and retirement facilities and are insured under third-party payor agreements. The mix of receivables from patients and third party payors is as follows:

                                              1996              1997
                                           ----------        ----------
     Medicaid                              $2,208,011        $1,393,923
     Medicare                               2,181,035           282,312
     Other third party payors                 360,038           172,812
     Private pay patients                     872,732           171,834
                                           ----------        ----------
                                            5,621,816         2,020,881
     Management fees                          344,103              -
                                           ----------        ----------
                                            5,965,919         2,020,881
     Less allowance for doubtful accounts     976,600           191,300
                                           ----------        ----------
                                           $4,569,319        $1,829,581
                                           ----------        ----------

In the opinion of management, any differences between the net Medicare and Medicaid revenue recorded and final determination will not materially affect the consolidated financial statements.

The activity in the allowance for doubtful accounts is as follows:

                                              1997              1996
                                           ----------        ----------
     Beginning of period                   $  191,300        $ 899,235
     Provision for bad debts                1,194,780          203,937
     Deductions                              (409,480)        (911,872)
                                           ----------        ---------
     End of period                         $  976,600        $ 191,300
                                           ----------        ---------
NOTE 4 - MORTGAGE NOTES RECEIVABLE

On November 15, 1996, the Company acquired two purchase money mortgage notes from an unrelated party totaling $1,853,300. The notes were collateralized by all real and personal property of the Central Tampa Nursing Facility (Note 2) which the Company had previously leased from the issuer of the notes. The notes bore interest at the rate of 10% per annum. These notes were paid by the borrower on May 21, 1997, at which time the Company purchased the property and equipment of the facility.

NOTE 5 - MARKETABLE SECURITIES AND OTHER INVESTMENTS

Marketable securities at December 31, 1997, consisted of approximately fifty percent of the outstanding bond indebtedness on one of the hospitals the Company manages for an unrelated third party. The acquisition of the bonds were financed substantially by a brokerage margin loan. Interest at 8.0% is charged monthly on the average outstanding balance. The readily determinable fair value of these bonds at December 31, 1997, was $9,100,000, with a cost basis of $7,826,012, resulting in an unrealized gain of $1,273,988 which is recorded, net of tax, as a separate component of shareholders' equity.

During 1997, the Company purchased and sold marketable securities classified as available for sale with proceeds totaling $5,783,756 and a cost of $5,606,656 resulting in a realized gain of $177,100 which is included in investment income.

On December 22, 1997, the Company signed an agreement to acquire approximately twenty percent of the outstanding shares of Iatros Health Network, Inc. (Iatros) for $1,000,000. As of December 31, 1997, the Company had paid $211,000 in cash. The balance of $789,000 is included in accounts payable and was paid in installments from January through March 1998. The stock purchase was made as part of initial steps in merger discussions with Iatros (Note 23). The Company accounts for its investment in Iatros on the equity method and recorded a loss of $17,000 for its period of ownership.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                              1997              1996
                                          -----------       -----------
     Land and improvements                $ 5,869,814       $ 4,197,271
     Buildings and improvements            38,014,213        21,721,772
     Equipment and other                    4,802,472         3,585,056
                                          -----------       -----------
                                           48,686,499        29,504,099
     Less:  accumulated depreciation
      and amortization                      6,749,126         5,682,538
                                          -----------       -----------
                                           41,937,373        23,821,561
     Construction in progress               1,035,313              -
                                          -----------       -----------
     Net property and equipment           $42,972,686       $23,821,561

Construction in progress consists of renovations at one of the nursing home facilities in Florida and other expenses incurred in combining the Certificate's of Need at existing facilities.

Substantially all of the property and equipment is pledged as collateral for long-term debt.

NOTE 7 - LONG-TERM DEBT

Notes payable and long-term debt consisted of the following at December 31, 1997 and 1996:

                                                    1997            1996
                                                 -----------     -----------
Note payable with interest at 8.5%, collateral-
ized by a first mortgage on property and equip-
ment at the Oak Manor facility and guarantees
by officers, directors and other related parties
of the Company.  The note was paid on May 21,
1997, with proceeds from the Nationwide loan.    $      -        $ 4,169,296

Note payable with interest at 2%, collateral-
ized by a second mortgage on the Oak Manor
facility.  The note was paid on May 21, 1997,
with proceeds from the Nationwide loan.                 -          5,650,000

Gainesville and Hall County Development Authority
bonds with interest at 10.25%, collateralized by
property and equipment at the Windward facility
and restricted bond trust funds.  The bonds
were paid on May 21, 1997, with proceeds from
the Nationwide loan.                                    -          1,760,000

Note payable to a bank with interest at 12%,
due in monthly interest only installments of
$10,000 with principal due at maturity in
January 2009, collateralized by a first mort-
gage on property and equipment at the Fort
Valley facility.                                   1,000,000       1,000,000

Ben Hill County Development Authority bonds
with interest from 8.75% to 11.5%, collater-
alized by property and equipment at the
Fitzgerald Nursing facility and restricted
bond trust funds.  The bonds were paid on
February 28, 1997, with proceeds from the
PFC Corporation loan.                                   -            575,000

Note payable with interest at 10.25%, colla-
teralized by a security interest in the
Fitzgerald Nursing facility.  The note was
paid at a discount (Note 16) on January 16,
1997.                                                   -          2,041,209

Note payable with interest at prime plus 1%,
collateralized by property and equipment at
the Dania Nursing facility and guaranteed by
a former director.  The note was paid on May
21, 1997, with proceeds from the Nationwide
loan.                                                   -          1,373,158

Note payable to a bank with interest at prime
plus 1% (9.50% at December 31, 1997) due in
monthly principal installments of $2,083 plus
interest with remaining principal due at matur-
ity in March 2004, collateralized by property
and equipment at the Victoria Martin Nursing
facility.                                            156,250         181,250

Note payable to Retirement Care Associates, Inc.
with interest at 9%, collateralized by a
security interest in the Emory Nursing facility.        -            500,000

Notes payable to an individual with interest at
10% due in monthly installments; principal due
at maturity.  The notes mature on various dates
through September 1998 and are collateralized by
the property and equipment of the Emory and Sun
Coast facilities.                                  1,095,000       1,125,000

Notes and obligations payable related to the
acquisition of Spectrum.  Terms of the notes
were modified during 1996.  Subsequent default
caused the notes to revert to the original
terms.  A final settlement agreement was reached
in February 1997, and the notes and obligations
were paid in accordance with the agreement at a
discount during the year (Note 16).                     -          5,359,595

Note payable to an individual with interest from
6% to 12% due in various  monthly installments.
The note was paid during the year.                      -             45,993

Note payable to Nationwide Health Properties,
Inc. with interest at 10.78%, due in monthly
interest only payments of approximately $187,000.
The note is scheduled to mature June 1, 2009,
and is collateralized by the property and equip-
ment at the Oak Manor, Central Tampa, Dania,
and Windward nursing and retirement home facili-
ties as well as a letter of credit in the amount
of $1,159,000 with a bank.  Up to 25% of the
outstanding loan balance is guaranteed by
the Chairman of the Board.                        20,892,278            -

Note payable to the PFC Corporation; coinsured
by the Department of Housing and Urban Deve-
lopment with interest at 8.38% due in monthly
payments of principal and interest of $23,003.
The note matures March 1, 2020 and is colla-
teralized by the property and equipment at the
Fitzgerald Nursing facility and the restricted
reserve funds associated with the debt.            2,777,682            -

Note payable to LTC Properties, Inc. with
monthly principal and interest payments of
approximately $48,500.  Interest, currently
at 10.83%, is subject to annual increases of
0.125% over the previous years' rate.  The
note is scheduled to mature October 1, 2007,
with a final principal payment of $4,251,600.
The note is collateralized by the property and
equipment at the Wakulla Manor facility and the
leasehold interest in the New Port Inn facility
(Note 23).                                         4,792,325            -

Tyler Health Facilities Development Corporation
bonds with interest at 8.50% due in semi-annual
interest payments and annual principal payments
in accordance with the bond agreements.   The
bonds, scheduled to mature December 1, 2018, are
collateralized by the property and equipment of
the Park Place Nursing facility and the related
restricted bond trust funds.                       5,715,000            -

Unsecured note payable to an individual payable
in annual principal payments of $20,000 plus
interest at 8.0%.  The note is scheduled to
mature on December 2, 2002.                          100,000            -

Note payable to HCFP Funding II with interest
only payments at  prime plus 3% (11.5% at Decem-
ber 31, 1997).  The note, scheduled to mature
July 31, 1999, is collateralized by the prop-
erty and equipment of the Meadowbrook Hospital
facility.                                          4,500,000            -

Note payable to a bank with interest at prime
plus 1% (9.50% at December 31, 1997), payable
in monthly installments of principal and in-
terest of $4,000.  The note, scheduled to mature
September 9, 2000, is collateralized by equip-
ment and is guaranteed by the Chairman of the
Board.                                               107,036            -
                                                 -----------     -----------
                                                  41,135,571      23,780,501
Less current maturities                            1,380,735      16,899,696
                                                 -----------     -----------
Total long-term debt                             $39,754,836     $ 6,880,805
                                                 ===========     ===========

At December 31, 1997, $607,722 of the Nationwide loan proceeds have not been disbursed. This amount has been held back from the loan proceeds to be advanced to the Company, upon request, to pay for improvements and renovations at the various facilities secured by the loan.

Future maturities of long-term debt are as follows:

            YEAR ENDING
            DECEMBER 31,                 AMOUNT
            ------------              ------------
               1998                    $ 1,380,735
               1999                      4,745,145
               2000                        253,549
               2001                        242,792
               2002                        263,149
            Thereafter                  34,250,201
                                       -----------
                                       $41,135,571
                                       ===========

NOTE 8 - BORROWINGS UNDER LINE OF CREDIT

On June 30, 1997, to facilitate its working capital needs, the Company opened a revolving line of credit with HCFP Funding, Inc. with a maximum borrowing amount of $10,000,000. Monthly interest payments are due at prime plus 2% (10.50% at December 31, 1997). In addition to interest charges, the draws on the line of credit are subject to monthly management fees (.20% of the average previous months' loan balance) as well as a monthly usage fee and commitment fees. Commitment fees are due in $20,000 to $30,000 increments based on total balance thresholds specified in the agreement. Total commitment fees paid, limited to $100,000, were $30,000 through December 31, 1997. Draws on the line of credit are secured by substantially all trade receivables of the Company. In accordance with the loan agreement, draws on the line of credit are subject to limitations based on a formula that is calculated at each draw
request date.   The maximum outstanding balance on the line of credit is
generally limited to 80% of "collectable" accounts receivable, the "borrowing base" ($3,655,000 at December 31, 1997). Net draws against this line of credit totaled $3,189,755 at December 31, 1997 with $6,810,245 available for the Company's use subject to limitations mentioned above. The line of credit agreement is scheduled to expire on June 30, 2000, with annual renewals thereafter until terminated by either party.

NOTE 9 - SHORT-TERM ACQUISITION NOTES PAYABLE

The cash needed to effect the acquisition of one of its subsidiaries was raised through the issuance of $1,525,000 of short-term notes payable, bearing interest at 12%. Interest only was payable monthly through April 30, 1996, when all principal and any accrued unpaid interest was due. The notes were extended and interest continued to accrue until November 30, 1996, when all principal and accrued interest was paid. At the issuance of the notes, the Company issued one warrant for every $10 advanced under the note agreements for a total of 152,500 warrants. The warrants are exercisable for one share each of the Company's common stock until June 1, 1998, at an exercise price of $3.50 per share. Interest paid on these notes during 1996 and 1995 totaled approximately $165,000 and $91,000, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases nursing homes commencing on various dates with terms expiring through May 31, 2012. Monthly rent expense for these facilities total $51,333 with one lease payment escalating 2.5% per year.

The Company's rental expense under these operating leases, plus minor equipment leases for the years ended December 31, 1997, 1996 and 1995, totaled approximately $731,000, $975,000 and $776,000, respectively.

Lease expense associated with operating leases having initial or remaining non-cancelable lease terms in excess of one year and containing escalation clauses has been recorded in the accompanying financial statements on a straight-line basis. Deferred lease expense due to this straight-line rent adjustment for the year ended December 31, 1997, totaled $40,359.

The aggregate amount of minimum lease payments due under non-cancelable lease obligations in excess of one year at December 31, 1997, are as follows:

            YEAR ENDING
            DECEMBER 31,               AMOUNT
            ------------             ----------
               1998                  $  621,867
               1999                     630,813
               2000                     639,984
               2001                     517,383
               2002                     395,018
            2003-2007                 2,128,252
            2008-2012                 2,068,054
                                     ----------
                                     $7,001,371
                                     ==========

OTHER

In connection with the two hospital management agreements, which expire on September 30, 2002, the Company has agreed to make capital improvement loans up to $2,000,000 to each of the hospitals during the first year of the agreement. Interest would be at the Company's borrowing rate. No advances had been made on the improvement loans as of December 31, 1997. In addition, the Company guaranteed payment up to $4,100,000 of interest payments due January 1 and July 1, 1998, on one of the hospital's existing bond indebtedness.

The Company has guaranteed a $2,000,000 line of credit issued by HCFP Funding, Inc. to one of the hospitals under management. In December 1997, $1,068,300 was drawn on the line of credit to make a debt service payment due January 1, 1998. The funds drawn were deposited into the Company's bank account and used to make the interest payment due in excess of $2,000,000. At December 31, 1997, the advance on this credit line is included in due to related parties in the accompanying financial statements. On January 1, 1998, the Company made the required interest payment from its funds as part of its guarantee.

HEALTH CARE REFORM

Governmental funding for health care programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially affect program reimbursement to health care facilities. In 1997, Congress passed the Balance Budget Act of 1997 which provides for a phase-in of a prospective payment system (PPS) for skilled nursing facilities over a four year period. Under PPS, Medicare will pay skilled nursing facilities a fixed fee per patient per day based on the acuity level of the patient. During the phase-in, the rate paid to the facility will be a blended rate based on the facility's historical costs and a federally established per diem rate. The effect the PPS will have on the Company has not been determined since the federally established per diem rates have not been finalized. The PPS will become effective for cost reporting periods beginning on or after July 1, 1998. These and other changes in the reimbursement policies of the Medicaid and Medicare programs as a result of legislative and regulatory actions by federal and state governments could adversely affect the revenues and operations of the Company.

LEGAL PROCEEDINGS

During 1995, the Company's Spectrum subsidiary was assessed by Medicare approximately $364,000 relating to the recoupment of an alleged overpayment of services it provided during the years 1990 through 1993. The Company appealed the claim and, in June 1996, received notification that the assessment had been revised to $86,000. This amount was paid and is included in the income
statement for 1996.            F-21

During 1996, the facilities operated by the Company's Cimerron subsidiary were audited by the State of Georgia for the fiscal year ended June 30, 1995. The audit resulted in disallowed expenses in excess of $270,000. The State recouped the overpayment and it is included in the income statement for 1997.

The Company is also engaged in various legal and regulatory proceedings incidental to the Company's normal business activities. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 1997. These matters could affect the operating results of any one quarter when resolved in future periods. However, management believes that after final disposition, any monetary liability or financial impact to the Company would not be material to the Company's annual consolidated financial statements.

CONSTRUCTION PLANS

In 1996, the Company filed an application with the Florida Agency for Health Care Administration to combine the Certificates of Need (CON) for two of its Florida facilities, which currently operate thirty-eight bed and fifty-nine bed skilled nursing facilities, respectively. The Company plans to construct a new facility using lease financing to operate the combined ninety-seven beds. The Company plans to convert and operate the existing facilities as assisted living facilities. As of December 31, 1997, and the date of this report, the request for consolidation of the CON's was still pending. The Company has not entered into any formal arrangements for construction or financing of the new facility.

During 1995, Cimerron obtained a Certificate of Need for twenty skilled nursing beds and, in November 1995, acquired approximately eight acres of undeveloped land in Georgia. The Company has plans to combine the new twenty-bed Certificate of Need with the existing forty-bed Certificate of Need currently operating as Emory Nursing Home (Emory) and construct a new sixty-bed skilled nursing facility. Current plans call for the existing Emory facility to be operated as an assisted living facility. As of December 31, 1997, the Company had not entered into any formal arrangements for construction or financing of the new facility.

NOTE 11 - SHAREHOLDERS' EQUITY

Common stock has been issued by the Company for various purposes. In certain of these transactions, the Company's Board of Directors assigned a fair value to the common stock issued equal to the fair value of the services or other consideration received.

STOCK OPTIONS AND WARRANTS

In connection with the acquisition of a skilled nursing home facility in 1990, an option was granted to the seller to acquire shares of common stock of the Company's predecessor organization. The options, after conversion for changes in capital structure, remain outstanding for the acquisition of 89,332 shares of common stock at an exercise price of $2.24 per share. This option remains exercisable through May 1998.

During 1993, an option to acquire up to 33,500 of the Company's common stock, at an exercise price of $2.24 per share, was granted to an officer of the Company. In June 1996, the officer exercised his right to purchase 10,000
shares.   The remaining 23,500 options remain exercisable through June 1998.

During September 1994, options were granted to the Company's president and executive vice-president to acquire up to 50,000 shares each of the Company's common stock, at an exercise price of $4.75 per share. These options remain exercisable through September 1999.

On January 31, 1997, the Company granted options to purchase 1,500,000 shares of the Company's common stock at an exercise price of $2.20 per share. Of these, 375,000 shares were granted to the Company's new Chairman. The options were granted in consideration of his undertaking to manage the Company. The new Chairman will become CEO of NewCare after a company he currently serves as President and CEO merges with another company. In the event that the per share stock price of the Company does not reach an average price of at least $5.00 for any thirty consecutive days during the ensuing twelve month period after becoming CEO, unexercised options will be canceled.

The Company issued 152,500 warrants in connection with advances made under a short term note agreement (Note 7). The warrants are exercisable for one share each of the Company's common stock until June 1, 1998, at an exercise price of $3.50 per share.

During 1997, the Company increased shareholders' equity approximately $2,500,000 through a private placement. Each private placement unit consisted of four shares of common stock and two warrants for $15. A total of 345,000 warrants were issued and are exercisable for one share each of the Company's common stock until October 30, 2000, at an exercise price of $5.00 per share.

In April 1997, the Company reserved 2,000,000 shares of common stock under a 1997 stock option plan which is pending shareholders' approval. As of December 31, 1997, options to acquire 150,000 shares has been issued to employees subject to approval of this plan. The option exercise prices range from $2.50 to $4.85 and expire five years from issuance.

During 1997, additional options to acquire 725,000 shares of the Company's stock were issued to various other individuals. The option exercise prices range from $2.25 to $4.50 and expire on various dates from January 24, 2000 through December 3, 2002.

The stock options and warrants described above were issued with exercise prices determined by the Company's Board of Directors to be equal to, or greater than, the fair value of the Company's common stock on the respective grant dates.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principals Board (APB) Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria. This statement is effective for the Company's 1997 fiscal year. The Company intends to continue using the measurement practices prescribed by APB Opinion No. 25 and, accordingly, this pronouncement will not affect the Company's financial position or results of operations.

The following is a summary of stock option activity and related information for the years ended December 31:

                       1997                 1996                1995
              ---------------------   ------------------   ------------------
                           WEIGHTED             WEIGHTED             WEIGHTED
                           AVERAGE              AVERAGE              AVERAGE
                           EXERCISE             EXERCISE             EXERCISE
                OPTIONS     PRICE     OPTIONS    PRICE     OPTIONS    PRICE
              ----------   --------   -------   --------   -------   --------
Outstanding:
 Beginning      222,832     $3.367    222,832    $3.367    222,832    $3.367
 Granted      2,375,000      2.652       -         -          -         -
 Exercised       10,000      2.240       -         -          -         -
 Canceled          -          -          -         -          -         -
              ---------     ------    -------    ------    -------    ------
 End of Year  2,587,832     $2.715    222,832    $3.367    222,832    $3.367
              =========     ======    =======    ======    =======    ======
Exercisable:
 End of Year  2,587,832     $2.715    222,832    $3.367    222,832    $3.367
              =========     ======    =======    ======    =======    ======

Weighted average
 fair value of
 options granted
 during the
 year:                      $2.080               $ -                  $ -

Exercise prices for options outstanding as of December 31, 1997, ranged from $2.20 to $4.85. The weighted average remaining contractual life of those options is 3.81 years.

The following is a summary of the outstanding warrants at December 31, 1997:

     DATE         TOTAL         TOTAL        EXERCISE     EXPIRATION
     ISSUED       ISSUED     OUTSTANDING      PRICE          DATE
     ------       ------     -----------     --------     ----------
     5/22/95      152,500      152,500         $3.50       06/01/1998
     11/11/97     345,000      345,000         $5.00       10/30/2000
     05/19/97     100,000      100,000         $2.50       05/19/2009

No value has been assigned to the warrants in the accompanying financial statements.

Because the Company has adopted the disclosure-only provisions of SFAS No. 123, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date of the awards consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                            1997
                                                        ------------
     Net income (loss) as reported                      $(3,099,502)
     Effect if SFAS 123 had been applied - net of tax    (3,013,000)
     Pro forma net loss                                  (6,112,502)
     Loss per share-as reported                               (.280)
     Pro forma loss per share                                 (.560)

The fair value of each option grant is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997; dividend yield of 0%, expected volatility of 111%, risk-free interest rates of 6.0% and expected option lives of five years.

EARNINGS PER SHARE

The Company and its subsidiaries have adopted the provisions of SFAS 128 for purposes of reporting earnings per share. The options and warrants mentioned above have not been included in the computation of diluted earnings per share for the years presented due to their antidilutive effect. These options and warrants are considered antidilutive because in 1997 and 1995, the company had a loss from continuing operations, and in 1996, the exercise price of all the outstanding options and warrants exceeded the average market price of the Company's stock. These options and warrants, as well as the convertible debenture bonds offered in February 1998 (Note 23), could be considered to be dilutive in future periods.

NOTE 12 - MANAGEMENT FEES

One of the Company's subsidiaries, NewCare Hospital Corporation, has management contracts with unrelated third parties to manage the operations of two hospitals in Florida and Texas. The agreements commenced in October 1997 and expire September 30, 2002, unless terminated by either party after September 30, 2000. Monthly management fees total $175,000 plus a performance incentive not to exceed a cumulative total of four percent of net revenues. The performance incentive will be based on the accomplishment of certain performance criteria to be agreed upon by both parties. Management fee revenue also includes reimbursements of payroll and related expenses. Management fees totaled $503,577 for the period ended December 31, 1997.

The Company also has paid $25,000 each for purchase options for each of the hospitals where the purchase price for the hospital property will be equal to the amount of indebtedness on the property. The options also expire on September 30, 2002.

In March 1998, the Board of Directors of the Texas hospital advised the Company that the management agreement was void or had been terminated and that the option agreement was also not valid. As of March 17, 1998, the Company is not able to manage this hospital and is considering filing a lawsuit against the hospital and its Board of Directors.

NOTE 13 - INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets at December 31, 1997 and 1996, are as follows:

                                                1997             1996
                                             ----------       ----------
   Deferred tax liabilities:
     Unrealized gain on marketable
      securities                             $ (445,896)      $     -
     Depreciation and amortization             (515,800)        (196,700)
                                             ----------       ----------
                                               (961,696)        (196,700)
                                             ----------       ----------
   Deferred tax assets
     Bad debt allowance                         341,800           67,000
     Net operating loss carry forward         1,847,300          974,000
     Accrued expenses                           312,000          252,000
     Deferred revenue                              -              30,500
                                             ----------       ----------
  Gross deferred tax assets                   2,501,100        1,323,900
  Valuation allowance                        (1,127,200)      (1,127,200)
                                             ----------       ----------
                                              1,373,900          196,700
                                             ----------       ----------
  Net deferred taxes                         $  412,204       $     -
                                             ==========       ==========

The deferred tax asset valuation allowance was $144,000 at December 31, 1995, and was increased to $1,127,200 at December 31, 1996, a change of $982,000. The components of income tax expense are approximately as follows:

                                       1997           1996          1995
                                    -----------     ---------     ---------
Federal
  Current                           $      -         $   -        $    -
  Deferred-net                         (858,100)         -             -
State
  Current                                  -             -           36,000
  Deferred-net                             -             -             -
                                    -----------     ---------     ---------
     Total                          $  (858,100)    $    -        $  36,000
                                    ===========     =========     =========

A reconciliation of current income tax expense and the amount computed by applying the statutory federal income tax rate to the net loss before income taxes is as follows:

                                       1997           1996          1995
                                    -----------    ----------     ---------
Taxes computed at 35%               $(1,385,200)   $ (779,000)    $(48,000)
Increases (decreases)
 in taxes resulting from:
  Amortization                          (19,300)     (127,000)     (87,000)
  State income taxes, net of federal
   income tax effect                       -             -            -
  Bad debt expense                      274,900        67,000       36,000
  Inventories                              -             -         184,000
  Depreciation                         (119,000)      (70,000)    (111,000)
  Accrued expenses                      229,400       253,000      138,000
  Deferred revenue                         -           30,000       21,000
  Net operating losses                  161,100       626,000     (110,000)
                                    -----------    ----------     --------
     Total                          $  (858,100)   $     -        $ 36,000
                                    ===========    ==========     ========

At December 31, 1997, the Company has net operating loss carry forwards of approximately $5,278,000 that are available to offset future taxable income. The loss carry forwards expire at various times through 2012 as follows:

                   EXPIRES                AMOUNT
                   -------              ----------

                   2006                 $    1,000
                   2009                    445,000
                   2010                    372,000
                   2011                    764,000
                   2012                  3,696,000
                                        ----------
                        Total           $5,278,000
                                        ----------

NOTE 14 - TRANSACTIONS WITH RELATED PARTIES

Prior to June 1996, the Company leased a nursing home from a shareholder. Rent payments to the shareholder of approximately $72,000 and $183,000 were made in 1996 and in 1995, respectively.

A company controlled by a shareholder provided contract services to certain of the Company's nursing centers. Total contract service fees paid to this company totaled approximately $530,130, $1,148,100, and $794,000 in 1997, 1996
and 1995, respectively.

The Company leased office space from a shareholder under an operating lease. Annual rental payments under the lease were approximately $45,600. In March 1997, this lease was terminated in exchange for a cash payment of $65,000.

In November 1995, the Company exercised an option to purchase one of its leased facilities from the lessor in exchange for $300,000 in cash and the assumption of approximately $500,000 in debt. The option was exercised using funds borrowed from a related party totaling $300,000. The related party loan, with interest at 10%, was payable in monthly payments of interest only through November 1996, at which time the terms were modified to reflect a new maturity date of September 1998. The $500,000 note payable matured in February 1996, and was paid using funds from a replacement loan from another related party. The new loan was a twelve month loan bearing interest at 9% and was paid in May 1997.

In November 1995, the Company borrowed $195,000 and $600,000 from a shareholder to purchase real property. The notes bear interest at 10% and are payable in monthly installments of interest only through August 1998 and November 1998, respectively, when all principal and any accrued interest is due. The notes are collateralized by real estate.

In September 1994, the Company loaned $74,000 to two of its principal officers. The loans, which were approved by the Board of Directors, are non-interest bearing and were originally due in September 1995 but were extended with new terms requiring payment on demand. Additional advances totaling $18,000 were made during 1996. Repayments totaling $18,000 were received during 1997. One of the officers to whom advances totaling $49,000 were made is no longer with the Company. He has filed a lawsuit against the Company (Note 10) that has not been resolved as of the date of this report. The $49,000 advance was written off as uncollectible during 1997. The remaining $25,000 is included in due from related parties.

In July 1997, the Company loaned $990,000 to some of the Company's Directors, Officers and other related parties. The proceeds were used to purchase the stock acquired by the Company in the Spectrum settlement. The loans, with interest at 10%, are due on June 30, 1998. At December 31, 1997, the outstanding principal plus accrued interest of $49,500 total $1,039,500.

In July 1996, the Company borrowed $80,000 from a shareholder to pay outstanding payroll taxes. The note, with interest at 12%, was paid during the year ended December 31, 1997.

NOTE 15 - EMPLOYEE RETIREMENT PLAN

In October 1997, the Company established a defined contribution retirement plan. Full-time employees qualify for the plan upon the completion of one year of service with the Company and reaching the age of twenty-one. Company contributions to the plan represent a matching percentage of certain employee contributions. The matching percentage is subject to management's discretion based upon the consolidated financial performance of the Company. The Company has not made any matching contributions to the plan.

NOTE 16 - SPECTRUM SETTLEMENT AGREEMENT AND FORGIVENESS OF DEBT

When the Company acquired the Spectrum subsidiary in September 1994, notes totaling $5,012,190 were issued as part of the purchase price. The initial principal payments that were payable January 2, 1996, were not made due to a cash shortage. By agreement with the note holders, the payments were deferred. In June 1996, the Company and certain related party holders of the Spectrum acquisition notes reached an agreement on restructuring the notes. The agreement provided, among other things, for a reduction of the amount payable and extensions of payment terms. Due to the Company's inability to make the restructured payments, the notes reverted to their original terms. The note holders filed a lawsuit against the Company for breach of contract with respect to the payment of the notes. On February 14, 1997, the Company and the Spectrum note holders reached a settlement whereby the Company or its designees would buy back 1,200,000 shares of the original 1,500,000 shares of NewCare stock offered in the acquisition at $1.50 per share for a total of $1,800,000. In addition, the Company agreed to pay the Spectrum note holders, as settlement of all obligations, $4,200,000 plus interest at 8.75% until all payments were made. The final payment on this note was made on June 14, 1997. Interest during this period totaled $102,486.

At the time of the settlement agreement, the Company carried net liabilities and obligations associated with the Spectrum acquisition and operations totaling $5,330,681. This resulted in a gain on forgiveness of debt totaling $1,130,681. This gain has been combined with the gain on forgiveness on refinancing of the debt on various facilities for a total of $1,353,616 and is reported as an extraordinary item in the statement of operations net of the income tax provision of $473,765. Basic and diluted earnings per share from this extraordinary gain on forgiveness of debt at December 31, 1997, totaled $.08 per share.

The Company had agreed to purchase the remaining 300,000 shares held by the Spectrum note holders for $3.50 per share. The Company's obligation to purchase the shares terminates if the closing price of the stock equals or exceeds $4.00 per share for thirty (30) consecutive trading days before February 1, 1999. The obligation terminated during the third quarter of 1997 when the Company's share price exceeded this threshold for the required period of time.

NOTE 17 - SHAREHOLDER AND MANAGEMENT CHANGES

In January 1997, the president and chairman of the board of the Company resigned. As part of agreement, he sold 869,978 shares of the Company's stock back to the Company. The shares were held in escrow and the right to purchase the shares was assigned to Mr. Chris Brogdon. Mr. Brogdon was subsequently elected to the Company's board of directors and has assumed the position of chairman. Mr. Brogdon and his wife personally acquired 187,000 of the shares and assigned the right to purchase the remaining 682,978 shares to business associates.

In other actions, Mr. Brogdon was granted the right to acquire 1,200,000 shares of Company stock in connection with the re-acquisition of shares in the Spectrum settlement noted above and was granted an option to purchase 1,500,000 shares of unissued stock at a price of $2.20 per share. He has also signed a letter of intent to purchase 714,000 shares of stock from the wife of the former president of the Company's Cimerron subsidiary.

Mr. Brogdon is related to Renaissance Senior Living, Inc., (Renaissance) which, on February 17, 1997, signed a management agreement to manage the nursing homes of the Company. The agreement expired on December 31, 1997. The agreement provided for management fees based on an improvement in the profit position of the Company, not to exceed 6% of revenue. No management fees were paid or accrued under this agreement.

EMPLOYMENT AND LEASE AGREEMENT TERMINATIONS

Two employment agreements and office space lease were terminated in conjunction with the acquisition of the shares from the Cimerron former president's wife by Mr. Brogdon, as noted above, and the takeover of management of the Company's facilities by Renaissance. Cash payments made to terminate the agreements totaled approximately $331,000.

NOTE 18 - YEAR 2000 DISCLOSURE

The Company has reviewed all of its current computer applications with respect to the date change from 1999 to the year 2000, as discussed in the Securities and Exchange Commission Staff Legal Bulletin No. 5 (the "Year 2000 Issue"). The Company believes that certain of its applications are substantially in compliance with the Year 2000 Issue and that any additional costs will not be material to the Company. The Company is currently unable to determine the effect of compliance with the Year 2000 Issue by its customers and suppliers.

NOTE 19 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating the fair the fair value of its financial instruments.

CASH AND CASH EQUIVALENTS

The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value because of the short maturity of these instruments.

MARKETABLE EQUITY SECURITIES

The carrying amount reported in the balance sheet for marketable equity securities approximates fair value. All marketable equity securities are classified as "available for sale" for accounting purposes and therefore, are carried at fair value with unrealized gains and losses recorded directly in equity. Unrealized gains at December 31, 1997, totaled approximately $1,274,000.

NOTES RECEIVABLE

The carrying amount approximates fair value for the notes receivable based on the fair value being estimated at the net present value of cash flows that would be received on the notes over the remaining notes' terms using the stated interest rates that approximates market interest rates.

SHORT AND LONG-TERM DEBT

The fair value of all debt has been estimated based on the present value of expected cash flows related to existing borrowings discounted at rates currently available to the Company for debt with similar terms and remaining maturities.

The cost and estimated fair values of the Company's finanical instruments at December 31, 1997 and 1996, are as follows:

                                                   DECEMBER 31, 1997
                                              ---------------------------
                                               CARRYING          FAIR
                                                AMOUNT           VALUE
Financial asets:                              -----------     -----------
  Cash and cash equivalents                   $ 2,297,599     $ 2,297,599
  Marketable securities                         7,826,012       9,100,000
  Notes receivable                              1,039,500       1,039,350

Financial liabilities
  Short-term debt                              11,311,143      11,311,143
  Long-term debt                               39,754,836      39,754,836

                                                   DECEMBER 31, 1996
                                              ---------------------------
                                               CARRYING          FAIR
                                                AMOUNT           VALUE
                                              -----------     -----------
Financial assets:
  Cash and cash equivalents                   $ 3,198,700     $ 3,198,700
  Notes receivable                              1,852,377       1,852,377

Financial liabilities
  Short-term debt                              16,899,696      16,899,696
  Long-term debt                                6,880,805       6,880,805

NOTE 20 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

As described in Note 2 , the company acquired certain businesses during 1997. The fair value of assets acquired was $18,775,933 and the fair value of liabilities assumed was $18,179,793 which resulted in net cash payments of $596,140.

Total debt of $33,255,196 was incurred during the year ended December 31, 1997, to purchase property and equipment totaling $10,016,516, pay loan costs of $772,918, pay off existing indebtedness of $18,972,507, goodwill of $900,000, and the remaining proceeds used for working capital.

Cash paid for interest during the years ended December 31, 1997, 1996 and 1995 was $3,248,177, $1,517,350, and $1,617,000, respectively.

NOTE 21 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 1997 and 1996:

                                                   1997             1996
                                                ----------       ----------
Payroll and payroll taxes                       $1,641,186       $  808,960
Insurance                                          957,867             -
Interest                                           192,539          662,895
Other                                              496,935          578,010
                                                ----------       ----------
                                                $3,288,527       $2,049,865
                                                ==========       ==========
NOTE 22 - COMPREHENSIVE INCOME

The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 requires companies to report comprehensive income in its financial statements. Comprehensive income is defined as the change in equity of a business during a period from the transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to owners. SFAS 130 becomes effective for years beginning after December 15, 1997. If this statement was applied to 1997, comprehensive income would be as follows:

           Net loss as reported                        $(3,099,502)
           Other comprehensive income, net of tax:
             Unrealized gain on securities                 828,092
                                                       -----------
           Comprehensive income (loss)                 $(2,271,410)
                                                       ===========

NOTE 23 - SUBSEQUENT EVENTS

In January 27, 1998, the Company issued $5,000,000 in 8.5% convertible debentures maturing January 27, 2005. Interest only payments are due monthly until January 27, 2001, at which time principal payments of $10 per $1,000 of outstanding principal plus interest are payable monthly until maturity. The debentures are convertible into the Company's common stock at $3.81 per share.

FACILITY ACQUISITIONS IN 1998:

In January 1998, the Company acquired in a sale and leaseback transaction, a 124-unit assisted living facility in New Port Richey, Florida. The purchase price for this facility was $5.9 million. The Company's lease on this facility is initially through December 31, 2012, with options to extend the lease for two additional five-year periods.

In January 1998, the Company also closed on the acquisition of a 120-bed long-term care facility in Venice, Florida. The Company purchased this facility for $4,790,000 in a bankruptcy proceeding. The purchase price was paid with $3,000,000 from a bridge note from HCFP Funding II, Inc. (HCFP) and $1,790,000 from cash on hand. The bridge note, which is secured by the property acquired, bears interest at 4% over the prime rate and is due on April 27, 1998. HCFP was paid a $45,000 loan commitment fee as part of the transaction. The Company is in the process of negotiating a loan totaling $4,800,000 from LTC Properties, Inc. to refinance the bridge note. Although there is no assurance that such a loan can be negotiated, it is anticipated that the amortization period will be twenty years.

Also in January 1998, the Company entered into an agreement to purchase four long-term care facilities for $6,750,000. The facilities, totaling 332 beds, are located in Massachusetts and are currently involved in a bankruptcy proceeding. The Company expects that this purchase will be financed by a loan from HCFP, however, no binding agreement regarding the funding has been reached. Due to the situation regarding the bankruptcy, and as a requirement of the Commonwealth of Massachusetts to consider licensing, HCFP has deposited the $6,750,000 into an escrow account under the jurisdiction of the bankruptcy court. However, HCFP has the option to withdraw the funds. The acquisition of these long-term care facilities is contingent on the Company's approval from the Commonwealth of Massachusetts licensing authorities, which is expected in the second quarter of 1998, and the approval of the bankruptcy trustee. During the interim, the Company is managing the four facilities. During February 1998, the Company paid $1,740,633 for all of the outstanding bonds (face value of $3,120,000) on three of the four facilities.

In February 1998, the Company entered into agreements under which the Company agreed to take over the rights and obligations of the lessees of five long-term care facilities in Texas. The Company is paying approximately $450,000 for the assignment of these leases. The Company's acquisition of these leases is contingent on the approval of the State of Texas licensing authorities. During the interim, the Company is managing three of the four facilities. The facilities individually range from 62 beds to 185 beds (total 531 beds) and the leases expire on various dates through May 31, 2017, before extension options.

PROPOSED CORPORATE ACQUISITIONS

In December 1997, the Company announced that it has agreed to acquire Renaissance Senior Living, Inc., which is partially owned by the Company's Chairman of the Board, for $2 million plus the assumption of debt. There is no written agreement concerning this proposed acquisition which would be subject to the approval of the Company's shareholders. Renaissance Senior Living, Inc. currently owns a 100-unit assisted living facility in Florida and a 50-unit assisted living facility in Tennessee, which is under construction. Renaissance Senior Living, Inc. has also started construction of a 233-unit assisted living/independent living/long-term care facility in Conyers, Georgia.

In December 1997, the Company also announced that it had agreed to acquire IATROS Health Network, Inc., a NASDAQ listed company, for approximately $17 million in the Company's common stock. There is presently no written agreement concerning this acquisition and the terms are being renegotiated. The acquisition will be subject to the execution of a definitive agreement and shareholder approval. IATROS owns, leases or manages eleven facilities in the New England market with 1997 consolidated revenues of approximately $31 million. IATROS also provides pharmacy and rehabilitation therapy services, and operates a medical supply and durable medical equipment company with 1997 combined ancillary revenues annualized at $12 million. As stated in Note 5, the Company has already acquired 4,000,000 shares (approximately 20%) of IATROS' common stock.

NOTE 24 - LIQUIDITY

During the year ended December 31, 1997, the Company experienced a significant net operating loss and at the same time a decline in liquidity, resulting from the operating loss and a heightened level of investment in new facilities. Management believes the operating loss is the result of a decline in the overall census of residents and patients in the Company's facilities, together with the formation of current corporate management to operate and oversee the facilities. The management team in place is adequate to handle the Company's growth in the foreseeable future even considering the number of facilities under current consideration for acquisition.

To improve liquidity of the Company until profitable operations can be attained and maintained, Management has developed and is implementing the following plans:

     1) Comprehensive marketing plan to increase the census at all facilities;
     2) Increased efforts on collection of existing accounts receivable balances;
     3) Negotiation of extended payment terms on accounts payable by consolidating vendors used in the purchase of supplies and consumable items;
     4) Implement more stringent budgetary controls at the operating facilities;
     5)   Identify selected facilities for possible refinancing.

In addition to the above actions, the Company still has available under its current line of credit an additional $6,810,245 which can be drawn subject to limitations outlined in the agreement. These funds will be available as new facilities are acquired and the borrowing base increases.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NEWCARE HEALTH CORPORATION

Dated: April 7, 1998                By:/s/ Ashok Dalal
                                        Ashok Dalal, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                    Capacity                      Date

/s/ Ashok Dalal                    President (Chief Execu-      April 7, 1998
Ashok Dalal                        tive Officer) and Director

/s/ James H. Sanregret             Chief Financial Officer      April 7, 1998
James H. Sanregret                 (Chief Accounting Officer)

/s/ Chris Brogdon                  Chairman of the Board and    April 7, 1998
Chris Brogdon                      Director

/s/ Harlan Mathews                 Director                     April 7, 1998
Harlan Mathews

/s/ William McBride, III           Director                     April 7, 1998
William McBride, III

/s/ Dr. Kishor Karia               Director                     April 7, 1998
Dr. Kishor Karia

____________________________       Director
Dr. Dhiraj Patel