Form 10-K/A
period 1997-12-31
NEWCARE HEALTH CORP
filed 1998-04-16
CIK 923020

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

                         Amendment No. 1

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

10.14    Employment Agreement        Filed herewith electronically
         with Timothy Beaulieu

10.15    Employment Agreement        Filed herewith electronically
         with James H. Sanregret

10.16    Employment Agreement        Filed herewith electronically
         with Arthur Doloresco

10.17    1997 Stock Option Plan      Filed herewith electronically

10.18    Convertible Loan Agree-     Filed herewith electronically
         ment among the Company
         and Renaissance Capital
         Growth & Income Fund
         III, Inc., et al. and
         Convertible Debentures

10.19    Loan Agreement with         Filed herewith electronically
         Nationwide Health Prop-
         erties, Inc. and Secured
         Promissory Note

10.20    Loan and Security Agree-    Filed herewith electronically
         ment with HCFP Funding,
         Inc.

10.21    Guarantee Agreement for     Filed herewith electronically
         Conyers Retirement, L.P.

21       Subsidiaries of the         Filed herewith electronically
         Registrant



27       Financial Data Schedule     Previously filed

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

                                SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NEWCARE HEALTH CORPORATION

Dated: April 15, 1998               By:/s/ Ashok Dalal
                                        Ashok Dalal, President