Form 10-K/A
period 1997-12-31
NEWCARE HEALTH CORP
filed 1998-05-06
CIK 923020

             U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                         Amendment No. 2

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

     The Meadowbrook Rehabilitation Hospital is an 84-bed speciality hospital located in Gardner, Kansas, approximately 20 miles southwest of Kansas City, Kansas. The facility focuses its care on acute and subacute rehabilitation therapy, occupational therapy, speech-language pathology and respiratory therapy.

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

     Effective April 1, 1998, the Company began leasing the Pecan Manor Nursing Home, a 60-bed long-term care facility in Statesboro, Georgia. The Company also has an agreement to purchase this facility for $1,800,000 to $2,000,000 (depending on the results of an independent appraisal), and expects to close on this purchase on April 15, 1998. In the event that the purchase agreement is terminated for any reason, the lease will end 30 days after such termination.

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

LORA HENDERSON LAWSUIT

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

BALANCE SHEET DATA:

                                      AT DECEMBER 31,
                   1997         1996        1995       1994         1993
                  <FN1>        <FN1>       <FN1>     <FN1><FN2>  <FN1><FN2>
Current Assets  $21,237,727 $ 7,717,162 $ 6,751,312 $ 6,606,450 $ 2,027,541
Total Assets     68,768,359  32,267,101  39,980,703  29,347,359  16,215,529
Current Liabili-
  ties           23,539,395  20,242,609  16,151,525   7,160,213   3,223,000
Working Capital
 (Deficit)       (2,300,668)(12,525,447) (9,400,213)   (553,763) (1,195,459)
Long-term Debt   39,754,836   6,880,805  16,260,560  16,266,226  12,730,195
Shareholders'
   Equity         5,460,228   5,143,687   7,369,979   5,718,631     187,542
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

                              SUMMARY COMPENSATION TABLE
                                                 LONG-TERM COMPENSATION
                        ANNUAL COMPENSATION      AWARDS         PAYOUTS
                       --------------------- --------------------------
                                                       SECURITIES
                                                       UNDERLY-
                                      OTHER   RE-      ING               ALL
                                      ANNUAL  STRICTED OPTIONS/          OTHER
NAME AND PRINCIPAL                    COMPEN- STOCK    SARs      LTIP    COMPEN-
   POSITION      YEAR  SALARY   BONUS SATION  AWARD(S) (NUMBER) PAYOUTS  SATION
Ashok Dalal,     1997 $24,167     -0-      -0-   -0-     225,000   -0-     -0-
 President<FN1>

Arthur Doloresco,1997 $121,875 $10,000 135,000   -0-      50,000   -0-    $4,884
 President of                              <FN3>    <FN4>                  <FN5>
 Subsidiary<FN2>

Robert Bell, Sr.,1996 $ 96,000    -0-     -0-    --          --    --       -0-
 President<FN6>  1995 $ 96,000    -0-     -0-    --          --    --       -0-
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

                           OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                     INDIVIDUAL GRANTS
                                                             POTENTIAL
                                                             REALIZABLE
                             PERCENT                         VALUE AT ASSUMED
                NUMBER OF    OF TOTAL                        ANNUAL RATES
                SECURITIES   OPTIONS/SARs EXERCISE           OF STOCK PRICE
                UNDERLYING   GRANTED TO   OR BASE            APPRECIATION
                OPTIONS/SARs EMPLOYEES IN PRICE   EXPIRATION FOR OPTION TERM
NAME            GRANTED(#)   FISCAL YEAR  ($/SH)  DATE       5%($)    10%($)
--------------- -----------  ------------ ------- ---------- -------- --------
Ashok Dalal        175,000      38.9%      $2.25  2-25-2002  $108,786 $240,388
Arthur Doloresco    50,000      11.1%      $4.85  8-18-2002  $ 66,998 $148,049

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

10.14    Employment Agreement        Previously filed
         with Timothy Beaulieu

10.15    Employment Agreement        Previously filed
         with James H. Sanregret

10.16    Employment Agreement        Previously filed
         with Arthur Doloresco

10.17    1997 Stock Option Plan      Previously filed

10.18    Convertible Loan Agree-     Previously filed
         ment among the Company
         and Renaissance Capital
         Growth & Income Fund
         III, Inc., et al. and
         Convertible Debentures

10.19    Loan Agreement with         Previously filed
         Nationwide Health Prop-
         erties, Inc. and Secured
         Promissory Note

10.20    Loan and Security Agree-    Previously filed
         ment with HCFP Funding,
         Inc.

10.21    Guarantee Agreement for     Previously filed
         Conyers Retirement, L.P.

21       Subsidiaries of the         Previously filed
         Registrant

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


/s/ Laney, Boteler & Killinger
Laney, Boteler & Killinger

Atlanta, Georgia
March 17, 1998

100 Ashford Center North - Suite 310 - Atlanta, Georgia 30338 - 7790/394-8000

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

                              /s/ Lovelace, Roby & Company, P.A.
                              Certified Public Accountants
Orlando, Florida
February 27, 1996

                 NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets

                                  Assets
                                                      DECEMBER 31,
                                              -----------------------------
                                                  1997            1996
                                              -------------   ------------
Current assets
  Cash and cash equivalents                   $  2,297,599    $  3,198,700
  Accounts receivable, net of allowance for
   doubtful accounts of $976,600 and $191,300    4,569,319       1,829,581
  Other receivables                                160,113         486,682
  Notes receivable - related parties             1,039,500            -
  Due from related party                         1,201,063          92,000
  Mortgage notes receivable                           -          1,852,377
  Marketable securities (available for
   sale) and other investments                  10,083,000          57,993
  Restricted investments, current                  469,119            -
  Inventory                                        132,680          27,762
  Deferred taxes                                   412,204            -
  Prepaid expenses and other current assets        873,130         172,067
                                              ------------    ------------
      Total current assets                      21,237,727       7,717,162
                                              ------------    ------------

Property and equipment, net                     42,972,686      23,821,561
                                              ------------    ------------
Other assets
  Deferred loan costs                            1,257,427         248,132
  Goodwill                                       1,219,039         319,039
  Organizational costs                              76,016          76,016
                                              ------------    ------------
                                                 2,552,482         643,187
  Less accumulated amortization                    464,733         280,615
                                              ------------    ------------
  Deferred costs, net                            2,087,749         362,572
  Deposits                                         926,511          60,762
  Restricted investments, less current
   portion                                       1,543,686         305,044
                                              ------------    ------------
      Total other assets                         4,557,946         728,378
                                              ------------    ------------
      Total assets                            $ 68,768,359    $ 32,267,101
                                              ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                 NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets

                     Liabilities and Shareholders' Equity

                                                     DECEMBER 31,
                                            -----------------------------
                                                1997             1996
                                            -------------    ------------
Current liabilities
  Current maturities of long-term debt      $  1,380,735     $ 16,899,696
  Borrowings under line of credit              3,189,755             -
  Brokerage investment margin payable          6,740,653             -
  Accounts payable                             6,163,548        1,143,996
  Accrued expenses                             3,288,527        2,049,865
  Due to related parties                       2,776,177             -
  Other liabilities                                 -             149,052
                                            ------------     ------------
      Total current liabilities               23,539,395       20,242,609
                                            ------------     ------------
Long-term debt                                39,754,836        6,880,805
                                            ------------     ------------
Minority interest in subsidiary                   13,900             -
                                            ------------     ------------
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
                                   ===========    ===========    ===========

                NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
        Consolidated Statements of Changes in Shareholders' Equity
              Years Ended December 31, 1997, 1996, and 1995

                                                          UNREALIZED
                 COMMON STOCK     ADDITIONAL               GAIN ON               TOTAL
             -------------------   PAIT-IN   ACCUMULATED  MARKETABLE TREASURY SHAREOLDERS'
               SHARES    AMOUNT    CAPITAL     DEFICIT    SECURITIES  STOCK      EQUITY
             ---------- -------- ----------- -----------  --------- ---------  ----------
Balance at
December 31,
1994          9,920,488 $198,410 $ 7,247,094 $(1,676,873) $       - $ (50,000) $5,718,631

Issuance of
common stock
for acquisition
of subsidiary   726,286   14,525   1,801,190        -             -        -    1,815,715

Other common
stock issuances  20,750      415       7,440        -             -        -        7,855

Net loss for
1995               -        -            -      (172,222)         -        -     (172,222)
             ---------- -------- ----------- -----------  --------- ---------  ----------
Balance at
December 31,
1995         10,667,524  213,350   9,055,724  (1,849,095)         -   (50,000)  7,369,979

Net loss for
1996               -        -            -    (2,226,292)         -        -   (2,226,292)
             ---------- -------- ----------- -----------  --------- ---------  ----------
Balance at
December 31,
1996         10,667,524  213,350   9,055,724  (4,075,387)         -  (50,000)   5,143,687

Purchase of
common stock
from related
party          (869,978)    -            -          -             -(1,043,974) (1,043,974)

Issuances of
common stock:
 To related
  parties       869,978     -            -          -             - 1,043,974   1,043,974
 Compensation
  for services     -        -         15,783        -             -    50,000      65,783
 Other           10,000      200      22,200        -             -        -       22,400
 Private place-
  ments         695,000   13,800   2,485,968        -             -        -    2,499,768

Unrealized gain
on marketable
securities         -        -            -          -       828,092        -      828,092

Net loss for
1997               -        -            -    (3,099,502)         -        -    1,099,502)
             ---------- --------  ---------- -----------  --------- ---------  -----------
Balance at
December 31,
1997         11,372,524 $227,350 $11,579,675 $(7,174,889) $ 828,092 $      -   $ 5,460,228

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                  Years Ended December 31, 1997, 1996, and 1995

                                         1997           1996          1995
                                      ------------   -----------   -----------
Cash flows from operating activities
  Net loss before extraordinary item  $ (3,979,353)  $(2,226,292)  $ (172,222)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities
    Depreciation and amortization        1,196,000     1,554,219    1,494,836
    Common stock issued for services        51,449          -           7,855
    Provision for bad debts              1,194,780      (707,936)   1,001,448
    Gain on sale of investments           (177,107)         -            -
    Loss on disposal of business segment      -        1,386,798         -
    Deferred taxes                      (1,331,865)         -            -
    Change in minority interest             13,900          -            -
    Changes in assets and liabilities,
     net of effects from business com-
     binations
    Decrease (increase) in assets
     Accounts receivable                (3,864,217)    1,612,136   (1,617,140)
     Other receivables                    (160,113)     (486,682)        -
     Inventories                          (104,918)      181,701       43,475
     Other current assets                 (701,063)       81,142       73,254
     Deposits                             (865,749)         -            -
    Increase (decrease) in liabilities
     Accounts payable                    4,958,541    (2,090,525)     778,678
     Accrued liabilities                 1,720,217       157,987       34,284
     Other liabilities                    (149,052)     (168,833)    (105,535)
                                      ------------   -----------   ----------
    Net cash provided by (used
     in) operating activities           (2,198,550)     (706,285)   1,538,933
                                      ------------   -----------   ----------
Cash flows from investing activities
  Proceeds from sale of property and
   equipment                                  -       10,234,655         -
  Purchases of property and equipment  (14,381,568)   (1,085,050)    (564,149)
  Payments of deferred costs            (1,672,918)     (131,950)    (118,120)
  Cash paid for acquisitions of
   affiliates, net of cash acquired           -             -      (1,612,200)
  Issuance of notes receivable -
   related parties                        (990,000)         -            -
  Collections on advances to related
   parties                                  18,000          -            -
  Advances to related parties           (1,176,563)      (18,000)        -
  Issuance of notes receivable                -       (1,852,377)        -
  Collections on notes receivable        1,852,377          -            -
  Change in restricted investments      (1,707,761)         -            -
  Proceeds on sale of investments        5,783,756          -            -
  Purchase of investments               (7,617,015)      (57,993)        -
                                      ------------   -----------   ----------
      Net cash provided by (used
       in) investing activities        (19,891,692)    7,089,285   (2,294,469)
                                      ------------   -----------   ----------

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

                                           FOR THE YEAR ENDED DECEMBER 31,
                                                    (UNAUDITED)
                                           ------------------------------
                                              1997              1996
                                           -----------       -----------
     Net revenues                          $20,236,000       $20,988,000
     Net loss                                 (809,000)         (408,000)
     Net loss per share                          (0.07)            (0.04)

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

The Company grants credit without collateral to its patients, most of whom are local residents of the respective nursing home and retirement facilities and are insured under third-party payor agreements. The mix of receivables from patients and third party payors is as follows:

                                              1997              1996
                                           ----------        ----------
     Medicaid                              $2,208,011        $1,393,923
     Medicare                               2,181,035           282,312
     Other third party payors                 360,038           172,812
     Private pay patients                     872,732           171,834
                                           ----------        ----------
                                            5,621,816         2,020,881
     Management fees                          344,103              -
                                           ----------        ----------
                                            5,965,919         2,020,881
     Less allowance for doubtful accounts     976,600           191,300
                                           ----------        ----------
                                           $4,569,319        $1,829,581
                                           ----------        ----------
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

The Company had agreed to purchase the remaining 300,000 shares held by the Spectrum note holders for $3.50 per share. The Company's obligation to purchase the shares terminates if the closing price of the stock equals or exceeds $4.00 per share for thirty (30) consecutive trading days before Februuary 1, 1999. The obligation terminated during the third quarter of 1997 when the Company's share price exceeded this threshold for the required period of time.

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

Also in January 1998, the Company entered into an agreement to purchase four long-term care facilities for $6,750,000. The facilities, totaling 332 beds, are located in Massachusetts and are currently involved in a bankruptcy proceeding. The Company expects that this purchase will be financed by a loan from HCFP, however, no binding agreement regarding the funding has been reached. Due to the situation regarding the bankruptcy, and as a requirement of the Commonwealth of Massachusetts to consider licensing, HCFP has deposited the $6,750,000 into an escrow account under the jurisdiction of the bankruptcy court. However, HCFP has the option to withdraw the funds. The acquisition of these long-term care facilities is contingent on the Company's approval from the Commonwealth of Massachusetts licensing authorities, which is expected in the second quarter of 1998, and the approval of the bankruptcy trustee. During the interim, the Company is managing the four facilities. During February 1998, the Company paid $1,387,064 for all of the outstanding bonds (face value of $3,120,000) on three of the four facilities.

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

                                   NEWCARE HEALTH CORPORATION

Dated: May 6, 1998                 By:/s/ James H. Sanregret
                                       James H. Sanregret
                                       Chief Financial Officer