Form 10-Q
period 1998-03-31
NEWCARE HEALTH CORP
filed 1998-05-19
CIK 923020

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

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

           6000 Lake Forrest Drive, Suite 315, Atlanta, Georgia 30328
          ------------------------------------------------------------
          (Address of Principal Executive Offices including zip code)

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

There were 12,128,525 shares of the Registrant's Common Stock outstanding as of March 31, 1998.

                           NEWCARE HEALTH CORPORATION
                                   FORM 10-Q

                                     INDEX
                                     -----
                                                                       PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Consolidated Statements of Operations for
         the Three Months Ended March 31, 1998 and 1997                 3

         Unaudited Consolidated Balance Sheets as of March 31,
         1998 and Audited December 31, 1997                             4

         Unaudited Consolidated Statements of Cash Flows for
         the Three Months Ended March 31, 1998 and 1997                 6

         Notes to Consolidated Financial Statements                     7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION                             9

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                             12

ITEM 2.  CHANGES IN SECURITIES                                         12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           13

ITEM 5.  OTHER INFORMATION                                             13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              13

         SIGNATURES                                                    13

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                           March 31,        March 31,
                                             1998             1997
                                          (Unaudited)      (Unaudited)
                                          -----------      ----------
Revenues
 Patient service revenue                  $12,519,328      $6,672,893
 Management service revenue                   725,063              --
 Other income                                 406,962          94,825
                                          -----------      ----------
                                           13,651,353       6,767,718

Operating expenses
 Cost of patient services                  10,257,864       5,047,393
 Lease expense                                531,245         167,237
 General and administrative                 3,027,458         968,890
 Provision for bad debts                      518,940         267,150
 Depreciation and amortization                531,646         245,252
                                          -----------      ----------
                                           14,867,153       6,695,922
                                          -----------      ----------
Operating income (loss)                    (1,215,800)         71,796

Interest expense                            1,604,825         320,924
                                          -----------      ----------
Loss from continuing operations            (2,820,625)       (249,128)

Income tax benefit                            960,000              --
                                          -----------      ----------
Loss before discontinued operations
  and extraordinary item                   (1,860,625)       (249,128)

Loss from discontinued operations                  --         (77,852)
                                          -----------       ----------
Loss before extraordinary item             (1,860,625)       (326,980)

Extraordinary item                                 --         289,872
                                          -----------      ----------
Net loss                                  $(1,860,625)     $  (37,108)
                                          ===========      ==========
Basic and diluted net income (loss)
per common share from:
 Loss before discontinued operations
    and extraordinary item                $      (.16)     $     (.02)
 Discontinued operations                           --            (.01)
 Extraordinary item                                --             .03
                                          -----------      ----------
 Net loss                                 $      (.16)     $      .00
                                          ===========      ==========
Weighted average number of common-
 shares outstanding                        11,942,970      10,667,524

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1998 AND DECEMBER 31, 1997

                                            March 31,       December 31,
                                              1998             1997
                                           (Unaudited)
                                           -----------     ------------
          ASSETS
Current assets
  Cash and cash equivalents               $   474,954      $ 2,297,599
  Accounts receivable, net                  6,298,994        4,569,319
  Management fees receivable                  384,657               --
  Other receivables                            47,601          160,113
  Notes receivables - related parties       1,064,250        1,039,500
  Due from related party                    2,955,000        1,201,063
  Marketable securities (available for
   sale) and other investments             12,898,906       10,083,000
  Restricted investments, current             400,315          469,119
  Inventory                                   175,190          132,680
  Deferred taxes                            1,047,204          412,204
  Acquisition deposit                       6,750,000               --
  Prepaid expenses and other
    current assets                            904,889          873,130
                                          -----------      -----------
  Total current assets                     33,401,960       21,237,727

Property and equipment, net                48,299,628       42,972,686

Other assets
  Deferred loan costs, net                  1,762,383          999,057
  Goodwill, net                             1,688,484        1,057,096
  Organizational costs, net                    28,197           31,596
  Deposits                                    688,909          926,511
  Restricted investments, less current
    portion                                   148,351        1,543,686
                                          -----------      -----------
  Total other assets                        4,316,324        4,557,946
                                          -----------      -----------
Total assets                              $86,017,912      $68,768,359
                                          ===========      ===========

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1998 AND DECEMBER 31, 1997

         LIABILITIES AND SHAREHOLDERS' EQUITY

                                            March 31,       December 31,
                                              1998             1997
                                           (Unaudited)
                                           -----------     ------------
Current liabilities
 Current maturities of long-term debt     $ 4,746,610      $ 1,380,735
 Borrowings under line of credit            3,523,514        3,189,755
 Note payable-acquisition deposit           6,750,000               --
 Brokerage investment margin payable        6,911,968        6,740,653
 Accounts payable                           4,843,787        6,163,548
 Accrued expenses                           3,972,868        3,288,527
 Due to related parties                     3,457,890        2,776,177
                                          -----------      -----------
 Total current liabilities                 34,206,637       23,539,395

Long-term debt                             40,025,987       39,754,836

Minority interest in subsidiary                13,900           13,900

Commitments and contingencies

Convertible debentures                      5,000,000               --

Shareholders' equity
 Common stock, $.02 par value;
  50,000,000 shares authorized;
  12,128,525 and 11,372,524 issued
  and outstanding, respectively               242,570          227,450
 Additional paid-in capital                14,111,240       11,579,575
 Accumulated deficit                       (9,035,514)      (7,174,889)
 Unrealized gain on marketable securities   1,453,092          828,092
                                          -----------      -----------
 Total shareholders' equity                 6,771,388        5,460,228
                                          -----------      -----------
Total liabilities and shareholders'
 equity                                   $86,017,912      $68,768,359
                                          ===========      ===========

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                           March 31,        March 31,
                                             1998             1997
                                          (Unaudited)      (Unaudited)
                                          -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                $(1,860,625)      $ (37,108)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
   Depreciation and amortization             531,646         245,252
   Deferred taxes                           (960,000)             --
   Provision for bad debts                   518,940         267,150
   Decrease (increase) in assets
     Accounts receivable                  (2,248,615)       (145,938)
     Other receivables                      (272,145)
     Inventories                             (42,510)           (237)
     Prepaid expenses                        (31,759)         70,126
     Deposits                                237,602              --
   Increase (decrease) in liabilities
     Accounts payable and accrued expenses  (635,420)        (82,376)
     Changes in other liabilities                 --        (736,886)
                                          ----------       ---------
Net cash used in operating activities     (4,762,886)       (420,017)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment       (6,423,116)       (226,098)
 Payments of deferred costs                 (826,787)             --
 Advances to related parties              (1,778,687)             --
 Change in restricted investments          1,464,139              --
 Purchase of investments                  (1,694,591)             --
 Acquisition deposit                      (6,750,000)             --
                                          ----------       ---------
Net cash used in investing activities    (16,009,042)       (226,098)

CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of long-term debt                (198,918)     (4,717,508)
 Advances from related parties               681,713              --
 Proceeds from long-term debt              3,835,944       2,812,500
 Change in line of credit                    333,759              --
 Proceeds from notes payable-
   Acquisition deposit                     6,750,000              --
 Proceeds from convertible debentures      5,000,000              --
 Proceeds from issuance of common stock    2,546,785              --
                                          ----------       ---------
Net cash provided by (used in)
 financing activities                     18,949,283      (1,905,008)
                                          ----------       ---------
Net decrease in cash                      (1,822,645)     (2,551,123)

Cash and cash equivalents at beginning
 of period                                 2,297,599       3,198,700
                                          ----------       ---------
Cash and cash equivalents at end of
 period                                   $  474,954       $ 647,577
                                          ==========       =========

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-24110.

     In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all necessary adjustments to present fairly the financial position, the results of operations and cash flows for the periods reported. All adjustments are of a normal recurring nature.

NOTE 2.  ACCOUNTS RECEIVABLE AND COST REIMBURSEMENTS

     Accounts receivable and reported revenue include net amounts reimbursed by Medicaid under the provisions of cost reimbursement formulas in effect.
The Company operates under a prospective payment system with Medicare, under which annual rates are assigned based on estimated reimbursements.
Differences between estimated provisions and final settlement are reflected as adjustments to future rates.

NOTE 3.  INVENTORY

     Inventory consists primarily of health care supplies and is stated at the lower of cost (determined using the first-in, first-out method) or market value.

NOTE 4.  RELATED PARTY TRANSACTIONS

     In July 1997, the Company loaned $990,000 to several of the Company's Directors, Officers and other related parties. The proceeds were used to purchase stock from several former shareholders. The loans bear a 10% interest rate and are due on June 30, 1998. As of March 31, 1998, the outstanding principal balance plus accrued interest of $74,250 totaled $1,064,250.

     The Company had net borrowings from related parties of $502,890 and $1,575,114, at March 31, 1998 and December 31, 1997, respectively.

NOTE 5.  LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 1998 and December 31, 1997:

                                           March 31,         December 31,
                                             1998               1997
                                          -----------       ------------
Amounts outstanding under Revenue Bonds
  secured by nursing facilities           $ 5,715,000       $ 5,715,000

Other debt secured by retirement,
  hospitals and nursing facilities         38,960,600        35,313,535


Other debt                                     96,997           107,036
                                          -----------       -----------
                                           44,772,597        41,135,571

Less: current maturities                    4,746,610         1,380,735
                                          -----------       -----------
Total long-term debt                      $40,025,987       $39,754,836
                                          ===========       ===========

NOTE 6:   FACILITY ACQUISITIONS

     In January 1998, the Company acquired in a sale and leaseback transaction, a 124-unit assisted living facility in New Port Richie, Florida. The purchase and sales price for this facility was $5.9 million. The Company's lease on this facility is initially through December 31, 2012, with options to extend the lease for two additional five-year periods.

     In January 1998, the Company also acquired a 120-bed long-term care facility in Venice, Florida. The purchase price of $4,790,000 was funded by a $3,000,000 bridge note from HCFP Funding II, Inc. (HCFP) and $1,790,000 from cash on hand. The bridge note, which is secured by the property acquired, bears interest at 4% over the prime rate and is due on April 27, 1998. On April 21, 1998, the Company refinanced the bridge note with a $4,800,000 note at 11.25% interest with a twenty year amortization period.

     Also in January 1998, the Company entered into an agreement to purchase four long-term care facilities in Massachusetts in bankruptcy proceedings for $6,750,000 plus the cost of the outstanding bond debt on three of the facilities. During February 1998, the Company paid $1,387,064 for all of the outstanding bonds (face value of $3,120,000) on these three facilities. The Company expects that this purchase will be financed by a loan from HCFP, however, no binding agreement regarding the funding has been reached. HCFP has deposited the $6,750,000 in an escrow account under the jurisdiction of the bankruptcy court, but retains the option to withdraw the funds. The acquisition of these long-term care facilities is contingent on the approval of the State of Massachusetts licensing authorities which is expected in the second quarter of 1998, as well as the approval of the bankruptcy trustee. During the interim, the Company is managing these four long-term care facilities. Information concerning these long term care facilities is summarized below:

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

     In February 1998, the Company entered into agreements under which the Company agreed to take over the rights and obligations of the lessees of five long-term care facilities in Texas. The Company is paying approximately $450,000 for the assignment of these leases. The facilities individually range from 62 to 185 beds (total 531 beds) and the leases expire on various dates through May 31, 2017.

NOTE 7:    SUBSEQUENT EVENTS

     The Company has agreed to acquire eight long-term care facilities in Texas, which have a total of 1,088 beds, for $18,500,000. The Company is presently working out final details of the agreement and expects to close the transaction in the second quarter of 1998.

     The Company has renegotiated the terms of the previously announced proposed merger with Iatros Health Network, Inc. The two companies have entered into a non-binding letter of intent for the acquisition of Iatros' for $8,000,000. The transaction is subject to execution of a definitive merger agreement and approval of the shareholders of both companies.

     Effective April 1, 1998, the Company began leasing the Pecan Manor Nursing Home, a 60-bed long-term care facility in Statesboro, Georgia. The Company also had an agreement to purchase this facility for $1,800,000 and acquired this facility on May 1, 1998. The Company immediately entered into a sale and lease back arrangement for the value of the acquired facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31,
1997

     Revenues from continuing operations for the three months ended March 31, 1998 totaled $13,651,353 and more than doubled the $6,767,718 reported for the three months ended March 31, 1997. The principal reason for the significant increase from last year was due to the number of facilities operated in the current period versus a year ago. For the March 1998 quarter the Company operated 27 facilities versus only 11 facilities in the March 1997 quarter.
In addition, management service revenues totaled $725,063 in the current period related to the two hospitals the Company began managing in the December 1997 quarter. Other income increased to $406,962 in the current quarter from $94,825 reported in 1997, principally the result of higher interest income.

     Operating expenses totaled $14,867,153 in the March 1998 quarter compared to $6,695,922 in the March 1997 quarter. The cost of patient services, lease expense, provision for bad debts, and depreciation and amortization expense rose primarily from the increase in the number of facilities being operated in the March 1998 quarter versus the March 1997 quarter. All of these expense categories, with the exception of lease expense, were up approximately double the previous years' expense levels.

     Lease expense totaled $531,245 in the March 1998 quarter compared to $167,237 in the March 1997 quarter. Included in the current period were six leased facilities, while the previous year's results included only one leased facility.

     Interest expense increased to $1,604,825 in the current period from $320,924 reported last year, reflecting a higher average level of debt outstanding.

     General and administrative costs totaled $3,027,458 in the March 1998 quarter compared to $968,890 in the March 1997 quarter. The main reason for the increase in this cost category centered around the increase in facility acquisitions during the past three quarters. Expenses reflecting these acquisitions included management salaries and related costs, travel expenses, legal and audit fees, supplies, and corporate insurance. In addition, the March 1997 quarter included the costs associated with the previous management team for only part of the period prior to their departure, while the costs of the current management team were not entirely reflected in the financial results until subsequent quarters. As a result, the March 1997 quarter expense levels were well below normal levels.

     As a result of the factors described above, the Company experienced a pre-tax loss from continuing operations of $2,820,625 in the March 1998 quarter compared to a pre-tax loss from continuing operations of $249,128 reported in the March 1997 quarter. After allowance for an income tax benefit of $960,000 in the current year's results, the net loss for the March 1998 quarter was $1,860,625 ($0.16 basic and diluted per common share) compared to a net loss of $37,108 (less than one cent basic and diluted per common share) in the March 1997 quarter. Included in the previous year's results was a loss from a discontinued business segment of $77,852 and an extraordinary gain of $289,872 from the early retirement of debt at a discount.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998 , the Company had a deficit of $804,677 in working capital compared to a deficit in working capital of $2,301,668 at December 31, 1997.

     For the three months ended March 31, 1998, cash used in operating activities was $4,762,886 compared to cash used in operating activities of $420,017 for the three months ended March 31, 1997. The primary reasons for the increase in cash used in operating activities was the increase in net loss for the quarter, an increase in accounts and other receivables, a decrease in accounts payable and accrued expenses, and the provision for deferred taxes. These were offset to a certain degree by increases in depreciation and amortization expense and provisions for bad debts, and a decrease in deposits.

     Cash used in investing activities totaled $16,009,042 in the current period versus cash used in investing activities of $226,098 in 1997. The increase in investing activities was principally the result of purchases of property and equipment, advances to related parties, and payments of deferred costs.

     Cash provided by financing activities during the March 1998 quarter totaled $18,949,283 compared to cash used in financing activities of $1,905,008 during the March 1997 quarter. In the current quarter, cash was provided by two private placement transactions, a convertible debenture offering and a common stock offering, which totaled $5,000,000 and $2,546,785, respectively. In addition, proceeds from long-term debt were $3,835,944, advances from related parties totaled $681,713, and an additional $333,759 was drawn on the Company's line of credit. Repayment of long-term debt totaled $198,918. During the March 1997 quarter, proceeds from long-term debt were $2,812,500 and repayment of long-term debt totaled $4,717,508.

     The Company believes that its long-term liquidity needs will generally be met by cash flows from operations and it will be able to, when necessary, obtain extensions of its current line of credit and/or secure other financing from the private or public sector. As of March 31, 1998, the Company had approximately $1,500,000 available under its line of credit.

The Company has made commitments to acquire a number of long-term care facilities during the remainder of 1998. The Company believes that it has or will have financing arrangements available to complete these acquisitions.

FACILITIES

     Listed below are the facilities operated by the Company at March 31, 1998:

                                                           Number   Occupancy
Skilled Nursing Facilities     Location           Type     of Beds  at 3/31/98

Emory Nursing Home             Georgia            Owned      40         100.0%
Fitzgerald Nursing Center      Georgia            Owned     167          72.5
Ft. Valley Nursing Center      Georgia            Owned      75          90.7
Pleasant View Nursing Center   Georgia            Leased    120          89.2
Whigham Nursing Center         Georgia            Leased    142          93.7
Windward Nursing Center        Georgia            Owned     100          90.0
Central Tampa Nursing Home     Florida            Owned     100          69.0
Dania Nursing Home             Florida            Owned      88          81.8
Oak Manor Nursing Home         Florida            Owned     180          90.0
Suncoast Nursing Home          Florida            Owned      59          78.0
Venice Nursing Pavilion        Florida            Owned     120          36.7
Victoria Martin Nursing Home   Florida            Owned      38          84.2
Wakulla Manor                  Florida            Owned     120          95.8
Dallas Nursing & Rehab Center  Texas              Managed   185          57.9
Park Place Nursing Center      Texas              Owned     118          77.1
Rosewood Rehab & Care Center   Texas              Managed   100          86.0
Woodland Park                  Texas              Managed   100          87.0
Meadowood Nursing Home         Massachusetts      Managed   120          96.7
Elms Nursing Home              Massachusetts      Managed    60          51.3
Oak Manor Nursing Home         Massachusetts      Managed    60          83.3
Pine Manor Nursing Home        Massachusetts      Managed    92          84.0
                            Totals                        2,184          79.9%

                                                          Number  Occupancy
Assisted Living Facilities       Location         Type     of Units at 3/31/98

Oak Manor Village Asst. Living   Florida          Owned     224        35.3%
Remington House-New Port Richie  Florida          Leased    124        82.9
Remington House-Pompano Beach    Florida          Managed   120        33.2
                          Totals                          468        47.4%

                                                         Number  Occupancy
Hospitals                   Location           Type     of Beds  at 3/31/98

Meadowbrook Rehab Hospital       Kansas        Owned      84      21.4%
Princeton Hospital               Florida       Managed   150      37.0
TriCity Hospital                 Texas         Managed   131      48.0
                         Totals                          365      37.9%

IMPACT OF PENDING FEDERAL HEALTH CARE LEGISLATION

     Management is uncertain what the financial impact will be of the pending federal health care reform package since the legislation has not been finalized. However, based on information which has been released to the public thus far, management does not believe that there will be cuts in reimbursements paid to nursing homes.

     Legislative and regulatory action at the state and federal level has resulted in continuing changes in Medicare and Medicaid reimbursement programs. The changes have limited payment increases under these programs. Also, the timing of payments made under Medicare and Medicaid programs are subject to regulatory action and governmental budgetary constraints. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings and interpretations which may further affect payments made under these programs. In addition, the federal and state governments may reduce the funds available under these programs in the future or require more stringent utilization and quality review of health care facilities.

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

     As of May 15, 1998, the hospital had not filed an answer to the Complaint.

ITEM 2.  CHANGES IN SECURITIES.

     SALES OF RESTRICTED SECURITIES. During the quarter ended March 31, 1998, the Company issued restricted securities as follows:

     In January 1998, the Company sold 166,667 Units, each Unit consisting of four shares of Common Stock and two Warrants to purchase Common Stock, to one accredited investor at a purchase price of $15.00 per Unit. Each Warrant is exercisable to purchase one share of Common Stock at $5.00 per share until October 30, 2000. In connection with such sales the Company paid cash commissions to Bathgate McColley Capital Group LLC in the amount of $150,000.

     With respect to this sale, the Company relied on Section 4(2) of the Act, and Rule 506 of Regulation D promulgated thereunder. The investor was given a copy of a Private Placement Memorandum containing information concerning the Company, a Form D was filed with the SEC and the Company complied with the other applicable requirements of Rule 506. The investor signed a subscription agreement in which he represented that it was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legends were placed on the certificates and stop transfer orders were issued to the transfer agent.

     In March 1998, the Company issued 89,332 shares of its Common Stock to an accredited investor upon the exercise of an option for $200,103.68 in cash. With respect to this sale, the Company relied on Section 4(2) of the Act. The purchaser is a sophisticated investor and represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legend was placed on the certificate and stop transfer instructions were issued to the transfer agent.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.  OTHER INFORMATION.  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 27      Financial Data Schedule    Filed herewith
                                                     electronically

     (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the three months ended March 31, 1998.

                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NEWCARE HEALTH CORPORATION

Date:   May 19, 1998                By /s/ James H. Sanregret
                                       James H. Sanregret,
                                       Chief Financial Officer

                              EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically