Form 10-Q
period 1998-06-30
NEWCARE HEALTH CORP
filed 1998-08-19
CIK 923020

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 1998


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


          6000 Lake Forrest Drive, Suite 200, Atlanta, Georgia 30328
      ------------------------------------------------------------------
          (Address of Principal Executive Offices including zip code)


                                (404) 255-7500
                        ------------------------------
                        (Registrant's telephone number)






Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ X ]   No [   ]


There were 12,128,525 shares of the Registrant's Common Stock outstanding as of June 30, 1998.

                          NEWCARE HEALTH CORPORATION
                                  FORM 10-Q

                                   INDEX
                                   -----

                                                                     PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                           3

         Consolidated Balance Sheets as of June 30,
         1998 and December 31, 1997                                     3

         Consolidated Statements of Operations for
         the Three Months Ended June 30, 1998 and 1997                  5

         Consolidated Statements of Operations for
         the Six Months Ended June 30, 1998 and 1997                    6

         Consolidated Statements of Cash Flows for
         the Six Months Ended June 30, 1998 and 1997                    7

         Notes to Consolidated Financial Statements                     8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                            9

PART II. OTHER INFORMATION                                             13

ITEM 1.  LEGAL PROCEEDINGS                                             13

ITEM 2.  CHANGES IN SECURITIES                                         13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           13

ITEM 5.  OTHER INFORMATION                                             13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              13

         SIGNATURES                                                    14

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 1998 AND DECEMBER 31, 1997

                                            June 30,       December 31,
                                              1998             1997
                                            ---------       ------------
ASSETS                                    (Unaudited)

Current assets
  Cash and cash equivalents               $        --      $ 2,297,599
  Accounts receivable, net                  8,924,556        4,569,319
  Management fees receivable                  977,660               --
  Other receivables                            91,465          160,113
  Notes receivable - related parties        1,089,000        1,039,500
  Due from related party                    4,200,906        1,201,063
  Marketable securities (available for
  sale) and other investments              11,472,912       10,083,000
  Restricted investments, current             551,370          469,119
  Inventory                                   175,188          132,680
  Deferred taxes                            1,987,204          412,204
  Acquisition deposits                      6,750,000               --
  Prepaid expenses and other
    current assets                          1,123,712          873,130
                                          -----------      -----------
Total current assets                       37,343,973       21,237,727

Property and equipment, net                48,645,792       42,972,686

Deferred loan costs, net                    2,086,020          999,057
Goodwill, net                               1,664,100        1,057,096
Organizational costs, net                      59,298           31,596
Deposits                                      876,087          926,511
Restricted investments,
  less current portion                      1,229,236        1,543,686
                                          -----------      -----------

Total assets                              $91,904,506      $68,768,359
                                          ===========      ===========

















                        See Accompanying Notes

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 1998 AND DECEMBER 31, 1997

                                            June 30,       December 31,
                                              1998             1997
                                           ----------       ----------
                                           (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Bank overdraft                          $   409,273      $        --
  Current maturities of long-term debt        811,432        1,380,735
  Notes payable                            11,250,000               --
  Borrowings under line of credit           4,924,761        3,189,755
  Brokerage investment margin payable       6,840,865        6,740,653
  Accounts payable                          7,581,246        6,163,548
  Accrued expenses                          4,909,147        3,288,527
  Due to related parties                      300,000        2,776,177
                                          -----------      -----------
  Total current liabilities                37,026,724       23,539,395

Long-term debt                             44,897,696       39,754,836

Minority interest in subsidiary                13,900           13,900

Commitments and contingencies

Convertible debentures                      5,000,000               --

Shareholders' equity
 Common stock, $.02 par value; 50,000,000
  shares authorized; 12,128,525 and
  11,372,524 issued and outstanding,
  respectively                                242,570          227,450
 Additional paid-in capital                14,111,240       11,579,575
 Accumulated deficit                      (10,840,716)      (7,174,889)
 Unrealized gain on marketable securities   1,453,092          828,092
                                          -----------      -----------
Total shareholders' equity                  4,966,186        5,460,228
                                          -----------      -----------
Total liabilities and shareholders'
 equity                                   $91,904,506      $68,768,359
                                          ===========      ===========












                          See Accompanying Notes

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                            June 30,        June 30,
                                             1998             1997
                                          -----------      ----------
                                          (Unaudited)      (Unaudited)

Revenues
 Patient service revenue                  $17,065,027      $7,170,180
 Management service revenue                   738,927              --
 Other income                                 497,522         128,604
                                          -----------      ----------
                                           18,301,476       7,298,784
Operating expenses
 Cost of patient services                  13,397,700       5,604,995
 Lease expense                              1,248,519         137,381
 General and administrative                 3,978,147         906,972
 Provision for bad debt                       120,000          85,653
 Shareholder settlements                           --         668,750
 Depreciation and amortization                529,659         254,031
                                          -----------      ----------
                                           19,274,025       7,657,782
                                          -----------      ----------

Operating loss                               (972,549)       (358,998)

Interest expense                            1,772,653         637,410
                                          -----------      ----------
Loss from operations                       (2,745,202)       (996,408)

Income tax benefit                            940,000         516,000
                                          -----------      ----------
Loss before extraordinary item             (1,805,202)       (480,408)

Extraordinary item, net of tax
  provision of $510,000                            --         508,743
                                          -----------      ----------
Net (loss) income                         $(1,805,202)     $   28,335
                                          -----------      ----------
Basic and diluted net income (loss)
per common share from:
  Loss before extraordinary item          $     (0.15)     $    (0.04)
  Extraordinary item                      $        --      $     0.04
                                          -----------      ----------
  Net (loss) income                       $     (0.15)     $      .00
                                          ===========      ==========
Weighted average number of common
  shares outstanding                       12,128,525      11,604,043
                                          ===========      ==========





                         See Accompanying Notes

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR
THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                            June 30,         June 30,
                                             1998             1997
                                          -----------      ----------
                                          (Unaudited)      (Unaudited)
Revenues
 Patient service revenue                  $29,584,355     $13,843,073
 Management service revenue                 1,463,990              --
 Other income                                 904,484         223,490
                                          -----------      ----------
                                           31,952,829      14,066,563
Operating expenses
 Cost of patient services                  23,655,564      10,652,388
 Lease expense                              1,779,764         304,618
 General and administrative                 7,005,605       1,835,923
 Provision for bad debts                      638,940         352,803
 Shareholder settlements                           --         668,750
 Depreciation and amortization              1,061,305         499,283
                                          -----------      ----------
                                           34,141,178      14,313,765
                                          -----------      ----------
Operating loss                             (2,188,349)       (247,202)

Interest expense                            3,377,478         998,334
                                          -----------       ---------
Loss from continuing operations            (5,565,827)     (1,245,536)

Income tax benefit                          1,900,000         516,000
Loss before discontinued operations
  and extraordinary item                   (3,665,827)       (729,536)
Loss from discontinued operations                  --         (77,852)
                                          -----------      ----------
Loss before extraordinary item             (3,665,827)       (807,388)

Extraordinary item, net of tax
 provision of $510,000                             --         798,615
                                          -----------      ----------
Net loss                                  $(3,665,827)     $   (8,773)
                                          -----------      ----------
Basic and diluted net income (loss)
per common share from:

  Loss before discontinued operations
    and extraordinary item                $     (0.30)     $    (0.06)
  Discounted operations                   $        --      $    (0.01)
  Extraordinary item                      $        --      $     0.07
                                          -----------      ----------
Net loss                                  $     (0.30)     $      .00
                                          ===========      ==========
Weighted average number of common
  shares outstanding                       12,035,748      11,369,662
                                          ===========      ==========

                          See Accompanying Notes

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                 June 30,        June 30,
                                                  1998            1997
                                               -----------    ------------
                                               (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                      $(3,665,827)    $   (8,773)
 Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities:
    Depreciation and amortization                1,061,305        499,283
    Deferred income taxes                       (1,900,000)            --
    Provision for bad debts                        638,940        275,000
    Extraordinary item, net of tax
    provision                                           --       (798,615)
    Decrease (increase) in assets:
      Accounts receivable                       (4,994,177)    (1,066,863)
      Other receivables                           (909,012)            --
      Inventories                                  (42,508)          (236)
      Prepaid expenses                            (250,582)        92,141
      Deposits                                      50,424             --
 Increase (decrease) in liabilities:
   Accounts payable and accrued expenses         3,038,318      1,508,339
   Other liabilities                                    --       (282,737)
                                               -----------    -----------
Net cash (used in) provided by
 operating activities                           (6,973,119)       217,539

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment             (7,279,570)    (3,240,606)
 Payments of deferred costs                     (1,176,510)            --
 Advances to related partaies                   (3,049,343)            --
 Payment of note receivable                             --      1,852,377
 Change in restricted investments                  232,199     (1,209,374)
 Purchase of investments                          (339,700)            --
 Acquisition deposit                            (6,750,000)            --
 Increase in other accounts receivable                  --       (585,168)
 Increase in receivables from affiliates
  and shareholders                                      --     (2,075,243)
                                               -----------    -----------
Net cash used in investing activities          (18,362,924)    (5,258,014)

CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of long-term debt                    (4,062,387)   (21,235,403)
 Advances to related parties                    (2,476,177)            --
 Proceeds from long-term debt                    8,635,944     22,462,500
 Net borrowing on line of credit                 1,735,006      1,000,000
 Proceeds from notes payable                    11,250,000             --
 Proceeds from convertible debentures            5,000,000             --
 Proceeds from issuance of common stock          2,546,785             --
 Bank overdraft                                    409,273             --
                                               -----------    -----------
Net cash provided by financing activities       23,038,444      2,227,097
                                               -----------    -----------
Net decrease in cash                            (2,297,599)    (2,813,378)

Cash and cash equivalents at beginning
 of period                                       2,297,599      3,198,700
                                               -----------    -----------
Cash and cash equivalents at end of
 period                                        $        --    $   385,322
                                               ===========    ===========
                         See Accompanying Notes

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

NOTE 4.  RELATED PARTY TRANSACTIONS

In July 1997, the Company loaned $990,000 to several of the Company's Directors, Officers and other related parties. The proceeds were used to purchase stock from several former shareholders. The loans bear a 10% interest rate and were due June 30, 1998. The Company extended the loans to June 30, 1999. As of June 30, 1998 the outstanding principal balance plus accrued interest of $99,000 totaled $1,089,000.

The Company had net advances to related parties of $3,900,906, at June 30, 1998, and net borrowings from related parties of $1,575,114 at December 31, 1997.

NOTE 5.  LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 1998 and December 31, 1997:

                                           June 30,         December 31,
                                             1998              1997
                                          -----------       -----------
     Amounts outstanding under
      Revenue Bonds secured by a
       nursing facilities                 $ 5,715,000       $ 5,715,000

     Other debt secured by retirement,
      hospitals and nursing facilities     39,910,966        35,313,535

     Other debt                                83,162           107,036
                                          -----------       -----------
                                           45,709,128        41,135,571

     Less:  current maturities                811,432         1,380,735
                                          -----------       -----------
       Total long-term debt               $44,897,696       $39,754,836
                                          ===========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Revenues from continuing operations for the three months ended June 30, 1998 totaled $18,301,476 compared to $7,298,784 reported for the three months ended June 30, 1997. This represents an increase of 151% and was principally the result of an increase in the number of facilities operated in the current period versus last year. At the end of the June 1998 quarter the Company operated 33 facilities compared to 12 facilities at the end of the June 1997 quarter. Also included in the current period were management service revenues of $738,927 related to the two hospitals the Company began managing in the December 1997 quarter and four Massachusetts nursing facilities the Company began managing in the March 1998 quarter. Other income totaled $497,522 in the current quarter versus $128,604 reported last year, with the increase principally the result of higher interest income.

Operating expenses for the June 1998 quarter totaled $19,274,025 compared to $7,657,782 in the June 1997 quarter. This also represents an increase of 151% from a year ago and is directly related to the growth in the number of facilities operated by the Company. The cost for patient services totaled $13,397,700 in the current period versus $5,604,995 last year. Lease expense in the June 1998 quarter was $1,248,519 versus $137,381 in the June 1997 quarter, as the number of leased facilities grew to 12 in the current quarter from only 2 facilities last year. Depreciation and amortization expense was $529,659 in the June 1998 quarter versus $254,031 in 1997, and was also impacted by the growth in owned facilities from the year earlier. The current quarter included 15 owned facilities versus a total of 9 owned facilities last year.

Provision for bad debts in the June 1998 quarter totaled $120,000 versus $85,653 in the June 1997 quarter. General and administrative expense increased to $3,978,147 in the current period from $906,972 reported last year. This significant increase reflects the rapid growth the Company has experienced in the past year and the impact it has had on corporate personnel and salaries, insurance, travel expenses, supplies and legal and professional fees. The June 1997 quarter expense levels were also impacted by shareholder settlements totaling $668,750.

Interest expense in the June 1998 quarter totaled $1,772,653 versus $637,410 in the June 1997 quarter, reflecting a higher average level of debt outstanding.

The loss before taxes from continuing operations was $2,745,202 in the current period versus a loss before taxes from continuing operations of $996,408 reported in 1997. After an allowance for income tax credits, net loss was $1,805,202 ($0.15 basic and diluted per common share) in the current quarter compared to a net income of $28,335 (less than one cent basic and diluted per common share) in the June 1997 quarter. Included in the previous year's results was an after-tax gain of $508,743 from the refinancing and retirement of debt.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Revenues from continuing operations for the six months ended June 30, 1998 totaled $31,952,829, an increase of 127% from the $14,066,563 reported for the six months ended June 30, 1997. The increase reflects the growth in the number of facilities operated by the Company. The results for the current year also reflects management fees totaling $1,463,990 stemming from the management of two hospitals begun in the December 1997 quarter and four Massachusetts nursing facilities begun in the March 1998 quarter. Other income increased to $904,484 from $223,490, principally from higher interest income.

Expenses for the six months ended June 30, 1998 totaled $34,141,178 versus $14,313,765 for the six months ended June 30, 1997, an increase of 138%. Once again, the primary reason for the increase was the growth in the number of facilities operated by the facility in the current period from last year. The cost for patient services increased 122% to $23,655,564 in the current period from $10,652,388 reported last year, reflecting the growth in facilities. Lease expense totaled $1,779,764 in 1998 versus $304,618 in 1997, as more leased facilities were added during the year. Depreciation and amortization expense totaled $1,061,305 in the current six month period compared to $499,283 a year ago, and was directly related to the number of facilities operated.

The provision for bad debts totaled $638,940 for the first six months of 1998 versus $352,803 for the first six months of 1997. General and administrative expenses were $7,005,605 in the current year compared to $1,835,923 a year earlier, and were impacted by the growth in operations and the build up of the management team, which mainly occurred after the June 1997 quarter.

Interest expense increased to $3,377,478 in the current year from $998,334 in 1997, principally the result of a higher average level of debt outstanding.

The loss before taxes was $5,565,827 for the six months ended June 30, 1998 versus a loss before taxes of $1,245,536 for the six months ended June 30, 1997. After allowance for income tax credits, net loss for the current period was $3,665,827 ($0.30 basic and diluted per common share) compared to a net loss of $8,773 (less than one cent basic and diluted per common share) reported last year. Included in the previous years results was an after-tax loss of $77,852 from a discontinued business unit and an after-tax gain of $798,615 from the refinancing and retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had positive working capital of $317,249 versus a working capital deficit of $2,301,668 at December 31, 1997. During the June 1997 quarter, the Company implemented a new $10 million line of credit, with the available amount based on the balance of specific accounts receivable.
At June 30, 1998, the available amount was approximately $5 million, of which all was drawn. The term of the agreement is for three years with an annual one year roll over feature.

During the six months ended June 30, 1998, cash used in operating activities totaled $6,973,119 versus cash provided by operations of $217,539 for the six months ended June 30, 1997. The primary reason for the increase in cash used in operating activities was the increase in net loss for the current six months, an increase in accounts and other receivables, and the provision for deferred taxes. These were offset to a certain degree by increases in depreciation and amortization expense and provisions for bad debts.

Cash used in investing activities totaled $18,362,924 for the six months ended June 30, 1998 versus cash used in investing activities of $5,258,014 in 1997. The increase in investing activities was principally the result of purchases of property and equipment, advances to related parties, payments of deferred costs and an acquisition deposit.

Cash provided by financing activities during the six months ended June 30, 1998 totaled $23,038,444 compared to cash provided by financing activities of $2,227,097 for the six months ended June 30, 1997. In the six months ended June 30, 1998 cash was provided by two private placement transactions, a convertible debenture offering and a common stock offering, which totaled $5,000,000 and $2,546,785 respectively. In addition, proceeds from notes payable were $11,250,000 and an additional 1,735,006 was drawn on the Company's line of credit. Repayment of long-term debt totaled $4,062,387. During the six months ended June 30, 1997, proceeds from long-term debt were $22,462,500 and repayment of long-term debt totaled $21,235,403.

The Company believes that its long-term liquidity needs will generally be met by improved cash flows from operations and it will be able to, when necessary, obtain extensions of its current line of credit and/or secure other financing from the private or public sector.

The Company presently has no commitments for material capital expenditures.

FACILITIES

Listed below are the facilities operated by the Company at June 30, 1998:

                                                         Number    Occupancy
Skilled Nursing Facilities       Location      Type      of Beds   at 6/30/98
--------------------------       --------      ----      -------   ----------

Emory Nursing Home               Georgia       Owned         40       97.5%
Fitzgerald Nursing Center        Georgia       Owned        167       71.3
Ft. Valley Nursing Home          Georgia       Owned         75       94.7
Pecan Manor Nursing Home         Georgia       Leased        60       83.3
Pleasant View Nursing Center     Georgia       Leased       120       86.7
Whigham Nursing Center           Georgia       Leased       142       95.8
Windward Nursing Center          Georgia       Owned        100       90.0
Central Tampa Nursing Home       Florida       Owned        100       66.0
Dania Nursing Home               Florida       Owned         88       81.8
Oak Manor Nursing Home           Florida       Owned        180       87.2
Suncoast Nursing Home            Florida       Owned         59       78.0
Venice Nursing Pavilion          Florida       Owned        120       38.3
Victoria Martin Nursing Home     Florida       Owned         38       81.6
Wakulla Manor                    Florida       Owned        120       95.0
Dallas Nursing & Rehab           Texas         Leased       185       56.2
Leisure Lodge                    Texas         Leased        70       54.3
Park Place Nursing Center        Texas         Owned        118       70.3
Rosewood Rehab & Care            Texas         Leased       100       89.0
Woodland Park                    Texas         Leased       100       93.0
Wortham Nursing Center           Texas         Leased        95       26.3
Coffeyville Nursing Home         Kansas        Leased        45       62.2
Great Plains Rehab               Kansas        Owned        104       91.3
Salina Nursing Home              Kansas        Leased        60       55.0
Meadowood Nursing Home           Mass.         Managed      120       97.5
Elms Nursing Home                Mass.         Managed       60       70.0
Oak Manor Nursing Home           Mass.         Managed       60       85.0
Pine Manor Nursing Home          Mass.         Managed       92       84.8
                                                          -----     ------
                       Totals                             2,618      77.0%

Assisted Living Facilities
--------------------------

Oak Manor Village                Florida       Owned        224       33.2%
Remington House-New Port Richie  Florida       Leased       124       82.4
Remington House-Pompano Beach    Florida       Managed      120       70.0
Pine Valley                      Alabama       Leased       110       96.6
                                                          -----      -----
                        Totals                              578       63.5%

Hospitals
---------

Meadowbrook Rehab                Kansas        Owned         84       31.0%
Princeton Hospital               Florida       Managed      150       22.0
TriCity Hospital                 Texas         Managed      131       48.0
                                                          -----      -----
                        Totals                              365       33.6%

IMPACT OF FEDERAL HEALTH CARE LEGISLATION

In August of 1997, the Federal Government enacted the Balanced Budget Act of 1997, which has a goal of achieving a balanced federal budget. Among the numerous actions taken was a multi-billion dollar spending growth reduction for the Medicare program over the next several years. The reductions will partially result from the implementation of a Medicare prospective payment system (PPS) at skilled nursing facilities. The phase-in of the PPS began on July 1, 1998, for a limited number of the Company's facilities, with the remaining facilities to be effective on January 1, 1999.

For nursing homes that participated in the Medicare program prior to October 1995, the Medicare PPS rates will be phased in over a four year period. During the first three years, the rates will be established by a blend of facility-specific costs and a federally determined acuity level rate. The portion of the rate affected by acuity level will increase from 25% in year one to 75% by year three. In year four, the entire PPS rate will be based on federally determined acuity levels. Nursing homes that were not in the Medicare program prior to October 1995 will go directly to the federally determined acuity level rate.

In addition to the PPS, other legislative changes centered on reducing healthcare fraud and abuse, developing new options for Medicare and Medicaid health plans, and setting annual limits on Part B therapy charges. Also, there will be a 10% reduction in Part B therapy costs for the calendar year 1998. On January 1, 1999, reimbursement rates for these services will be established by the Federal Government.

For the first six months of 1998, the Company derived approximately 22.6% of its revenues from Medicare. Since only a limited number of facilities are currently being impacted by this new legislation, the Company has not been able to ascertain the total impact on revenues. It is anticipated, however, that the overall effect on Medicare revenues will tend to be negative. However, management believes that it will be able to offset this decrease in Medicare revenue with a corresponding decrease in operating expense.

The regulations relating to the aforementioned legislation are still within the comment period and lobbying efforts are taking place to change certain aspects and methodology of computing the PPS rates. At this time it is unclear as to the effects of the changes, if any, that may occur.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.  None.

ITEM 2.  CHANGES IN SECURITIES.  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.  OTHER INFORMATION.  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

              Exhibit 27   Financial Data Schedule   Filed herewith
                                                     electronically

         (b)  Reports on Form 8-K.  None

                               SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NEWCARE HEALTH CORPORATION



Date:   August 14, 1998             By:/s/ Darrell C. Tucker
                                       Darrell C. Tucker, President



Date:   August 14, 1998             By:/s/ James H. Sanregret
                                       James H. Sanregret
                                       Chief Financial Officer

                              EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically