Form 10-Q
period 1998-09-30
NEWCARE HEALTH CORP
filed 1998-11-13
CIK 923020

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                  FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended September 30, 1998


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

                              Yes [ X ]   No [   ]


There were 12,128,525 shares of the Registrant's Common Stock outstanding as of September 30, 1998.

                          NEWCARE HEALTH CORPORATION
                                  FORM 10-Q

                                    INDEX

                                                                       PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 30,
         1998 and December 31, 1997..................................   3

         Consolidated Statements of Operations for
         the three months ended September 30, 1998 and 1997..........   5

         Consolidated Statements of Operations for
         the nine months ended September 30, 1998 and 1997...........   6

         Consolidated Statements of Cash Flows for
         the nine months ended September 30, 1998 and 1997...........   7

         Notes to Consolidated Financial Statements..................   8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.........................  11

PART II. OTHER INFORMATION...........................................  18

ITEM 1.  LEGAL PROCEEDINGS...........................................  18

ITEM 2.  CHANGES IN SECURITIES.......................................  18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................  18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........  18

ITEM 5.  OTHER INFORMATION...........................................  18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................  18

         SIGNATURES..................................................  19

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                           September 30,    December 31,
                                              1998             1997
                                           ------------     ------------
ASSETS                                      (Unaudited)

Current assets
  Cash and cash equivalents               $        --      $ 2,297,599
  Accounts receivable, net                  8,699,845        4,569,319
  Management fees receivable                  988,014               --
  Other receivables                                --          160,113
  Notes receivable - related parties          893,113        1,039,500
  Due from related party                    8,858,278        1,201,063
  Marketable securities (available for
  sale) and other investments              11,802,120       10,083,000
  Restricted investments, current           1,185,056          469,119
  Inventory                                   155,619          132,680
  Deferred taxes                              947,204          412,204
  Acquisition deposit                       6,750,000               --
  Prepaid expenses and other
    current assets                          1,031,369          873,130
                                          -----------      -----------
  Total current assets                     41,310,618       21,237,727

Property and equipment, net                50,122,037       42,972,686
Deferred loan costs, net                    1,902,824          999,057
Goodwill, net                               1,639,715        1,057,096
Organizational costs, net                      26,400           31,596
Deposits                                    1,133,275          926,511
Restricted investments,
  less current portion                        153,076        1,543,686
                                          -----------      -----------

  Total assets                            $96,287,945      $68,768,359
                                          ===========      ===========


















See Accompanying Notes To Consolidated Financial Statements.

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                          September 30,     December 31,
                                              1998             1997
                                           -----------       ----------
                                           (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Bank overdraft                          $ 1,172,472      $        --
  Current maturities of long-term debt        896,559        1,380,735
  Notes payable                             8,710,250               --
  Borrowings under line of credit           5,269,971        3,189,755
  Brokerage investment margin payable       7,573,670        6,740,653
  Accounts payable                          9,899,750        6,163,548
  Accrued expenses                          6,032,141        3,288,527
  Due to related parties                      404,000        2,776,177
                                          -----------      -----------
  Total current liabilities                39,958,813       23,539,395

Long-term debt                             42,918,285       39,754,836

Minority interest in subsidiary                13,900           13,900

Commitments and contingencies

Convertible debentures                      5,000,000               --

Shareholders' equity
 Common stock, $.02 par value; 50,000,000
  shares authorized; 12,128,525 and
  11,372,524 issued and outstanding,
  respectively                                242,570          227,450
 Additional paid-in capital                15,533,833       11,579,575
 Accumulated deficit                       (8,832,548)      (7,174,889)
 Unrealized gain on marketable securities   1,453,092          828,092
                                          -----------      -----------
 Total shareholders' equity                 8,396,947        5,460,228
                                          -----------      -----------
 Total liabilities and shareholders'
  equity                                  $96,287,945      $68,768,359
                                          ===========      ===========









See Accompanying Notes To Consolidated Financial Statements.

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                         September 30,    September 30,
                                             1998             1997
                                          -----------      ----------
                                          (Unaudited)      (Unaudited)

Net revenues
 Patient service revenue                  $16,276,685     $ 8,480,380
 Management service revenue                   655,270              --
 Other income                                 160,204         171,280
                                          -----------     -----------
                                           17,092,159       8,651,660
Operating expenses
 Cost of patient services                  13,892,817       7,688,499
 Lease expense                              1,172,809         419,432
 General and administrative                 4,699,472       2,250,983
 Provision for bad debt                       818,995          72,197
 Depreciation and amortization                584,296         365,202
                                          -----------     -----------
                                           21,168,389      10,796,313
                                          -----------     -----------

Operating loss                             (4,076,230)     (2,144,653)

Other income (expense)
 Investment income                          9,236,595              --
 Interest expense                          (2,112,226)       (655,322)
                                          -----------     -----------
                                            7,124,369        (655,322)
                                          -----------     -----------
Income (loss) before income taxes           3,048,139      (2,799,975)

Income tax benefit (provision)             (1,040,000)      1,059,000
                                          -----------     -----------
Net income (loss)                         $ 2,008,139     $(1,740,975)
                                          ===========     ===========
Net income (loss) per common and
 common equivalent share:
  Basic                                   $      0.17      $    (0.16)
  Diluted                                 $      0.16      $    (0.16)

Weighted average number of common and
 common equivalent shares outstanding
  Basic                                    12,128,525      10,682,525
  Diluted                                  12,319,625      10,682,525








See Accompanying Notes To Consolidated Financial Statements

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                         September 30,    September 30,
                                             1998             1997
                                          -----------      ----------
                                          (Unaudited)      (Unaudited)

Net revenues
 Patient service revenue                  $45,861,040     $22,323,453
 Management service revenue                 2,119,260              --
 Other income                                 492,770         394,770
                                          -----------     -----------
                                           48,473,070      22,718,223
Operating expenses
 Cost of patient services                  37,548,381      18,340,887
 Lease expense                              2,952,573         724,050
 General and administrative                11,705,048       4,056,906
 Provision for bad debts                    1,457,935         425,000
 Shareholder settlements                           --         668,750
 Depreciation and amortization              1,645,601         864,485
                                          -----------     -----------
                                           55,309,538      25,080,078
                                          -----------     -----------

Operating loss                             (6,836,468)     (2,361,855)

Other income (expense)
 Investment income                          9,808,513              --
 Interest expense                          (5,489,704)     (1,653,656)
                                          -----------     -----------
                                            4,318,809      (1,653,656)
                                          -----------     -----------

Loss from continuing operations            (2,517,659)     (4,015,511)

Income tax benefit                            860,000       1,545,000
                                          -----------     -----------
Loss before discontinued operations
  and extraordinary item                   (1,657,659)     (2,470,511)
Loss from discontinued operations,
  net of tax provosion of $30,000                  --         (77,852)
                                          -----------     -----------
Loss before extraordinary item             (1,657,659)     (2,548,363)

Extraordinary item, net of tax
 provision of $510,000                             --         798,616
                                          -----------     -----------
Net loss                                  $(1,657,659)    $(1,749,747)
                                          ===========     ===========
Comprehensive income:
  Unrealized gain on marketable
    securities                                625,000              --
                                          -----------     -----------
Total comprehensive income                $(1,032,659)    $(1,749,747)
                                          ===========     ===========
Basic and diluted net income (loss)
per common share from:

  Loss before discontinued operations
    and extraordinary item                $     (0.14)    $     (0.23)
  Discounted operations                   $        --     $     (0.01)
  Extraordinary item                      $        --     $      0.08
                                          -----------     -----------
Net loss                                  $     (0.14)    $     (0.16)
                                          ===========     ===========
Weighted average number of common
  shares outstanding                       12,056,955      10,677,252
                                          ===========     ===========


See Accompanying Notes To Consolidated Financial Statements

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                              September 30,    September 30,
                                                  1998             1997
                                               -----------      ----------
                                               (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                      $(1,657,659)     $(1,749,747)
 Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities:
    Depreciation and amortization                1,645,601          864,485
    Deferred income taxes                         (860,000)              --
    Provision for bad debts                      1,457,935          425,000
    Extraordinary item, net of tax
    provision                                           --         (798,615)
    Decrease (increase) in assets:
      Accounts receivable                       (5,588,461)      (1,972,108)
      Other receivables                           (827,901)              --
      Inventories                                  (22,939)            (238)
      Prepaid expenses                            (158,239)          92,141
      Deposits                                    (206,764)
 Increase (decrease) in liabilities:
   Accounts payable and accrued expenses         6,479,816        2,339,863
   Other liabilities                                             (1,726,269)
                                               -----------      -----------
Net cash (used in) provided by
 operating activities                              261,389       (2,525,488)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment             (7,750,486)     (13,806,608)
 Payments of deferred costs                     (1,103,063)              --
 Advances to related parties                    (7,657,215)              --
 Change in note receivable                         146,387        1,852,377
 Change in restricted investments                  674,673          (56,977)
 Change in investments                              63,897               --
 Acquisition deposit                            (6,750,000)              --
 Increase in other accounts receivable                  --          588,832
 Increase in receivables from affiliates
  and shareholders                                      --       (1,997,713)
                                               -----------      -----------
Net cash used in investing activities          (22,375,807)     (13,420,089)


CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of long-term debt                    (5,956,671)     (21,256,251)
 Advances to related parties                    (2,372,177)              --
 Proceeds from long-term debt                    8,635,944       32,569,300
  Net borrowing on line of credit                 2,080,216        1,483,158
  Proceeds from notes payable                     8,710,250               --
 Proceeds from convertible debentures            5,000,000               --
 Proceeds from issuance of common stock          2,546,785               --
 Bank overdraft                                  1,172,472               --
                                               -----------      -----------
Net cash provided by financing activities       19,816,819       12,769,207
                                               -----------      -----------
Net decrease in cash                            (2,297,599)      (3,149,370)

Cash and cash equivalents at beginning
 of period                                       2,297,599        3,198,700
                                               -----------      -----------
Cash and cash equivalents at end of
 period                                        $        --      $    49,330
                                               ===========      ===========




See Accompanying Notes To Consolidated Financial Statements

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

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources.

The adoption of SFAS 130 did not impact the calculations of net earnings or earnings per share, nor did it it impact reported assets, liabilities or total stockholders' equity.

NOTE 2.  EARNINGS PER SHARE

The Company adopted SFAS No. 128 during the fourth quarter of 1997. SFAS No. 128 establishes revised standards for computing and presenting earnings per share (EPS) data. It requires dual presentation of "basic" and "diluted" EPS on the face of the statements of operations and a reconciliation of the numerators and denominators used in the basic and diluted EPS calculations. As required by SFAS No. 128, EPS data for prior periods presented have been restated to conform to the new standard.

Basic EPS is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding for the applicable period.
Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutaive common shares outstanding during the period. Information related to the calculation of net earnings per share of common stock is summarized as follows:

                                                                 EARNINGS
                                    BEFORE EXTRAORDINARY          SHARES
                                      ITEM (NUMERATOR)         (DENOMINATOR)
                                    --------------------      ----------------

For The Three Months Ended
September 30, 1998:
   Basic EPS:                          $  2,008,139             $12,128,525
     Incremental shares from
      assumed exercise of dilutive
      options and warrants:                      --                 191,100
                                       ------------             -----------
   Diluted EPS:                        $  2,008,139             $12,319,625
                                       ============             ===========

NOTE 3.  RELATED PARTY TRANSACTIONS

In July 1997, the Company loaned $990,000 to several of the Company's Directors, Officers and other related parties. The proceeds were used to purchase stock from several former shareholders. The loans bear a 10% interest rate and were due June 30, 1998. The Company extended the loans to June 30, 1999.

The Company had net advances to related parties of $8,454,278, at September 30, 1998, and net borrowings from related parties of $1,575,114 at December 31, 1997.

NOTE 4.  LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 1998 and December 31, 1997:

                                          September 30,     December 31,
                                              1998             1997
                                          ------------      ------------
     Amounts outstanding under
      Revenue Bonds secured by a
      nursing facilities                  $ 5,715,000       $ 5,715,000

     Other debt secured by retirement,
      hospitals and nursing facilities     38,023,372        35,313,535

     Other debt                                76,472           107,036
                                          -----------       -----------
                                           43,814,844        41,135,571

     Less:  current maturities                896,559         1,380,735
                                          -----------       -----------
     Total long-term debt                 $42,918,285       $39,754,836
                                          ===========       ===========

NOTE 5.   FACILITY ACQUISITIONS AND DISPOSITIONS

During the three months ended September 30, 1998 the Company purchased Pasco Nursing Home in Dade City, Florida, for $1,000,000 consisting of $500,000 in cash and the assumption of a $500,000 mortgage. The Company also purchased Jesup Health & Rehabilitation in Jesup, Georgia for $1,240,000 in cash. These facilities have a combined 112 nursing home beds and, according to the Company, should generate approximately $3,000,000 in combined annual revenues.

The Company also disposed of two under-performing nursing homes. On July 1, 1998, the Company sold the stock of Fitzgerald Nursing Center in Fitzgerald, Georgia and Pleasant View Nursing Center in Metter, Georgia to officers of the Company. These two facilities represented 287 nursing home beds and approximately $5,000,000 in annual revenues. As a result of this transaction, the Company recognized $1,422,593 of additional paid-in capital.

NOTE 6.  SUBSEQUENT EVENTS

The Company has obtained permission from the Commonwealth of Massachusetts to convert four facilities the Company currently manages to leased or owned facilities. The facilities should produce approximately $12 million in annual revenues, and the Company expects to complete the transaction before the end of the year.

On November 1, 1998, NewCare executed a 20 year lease for Bonner Health Center, a 50-bed nursing home in Bonner Springs, Kansas. The initial annual lease payment is $120,000 and increases 2% per year for the first ten years and 3% per year for the last ten years of the lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Report contains forward-looking statements that involve a number of risks and uncertainties. While these statements represent the Company's current judgment in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Certain factors that could cause results to differ materially from those projected in the forward-looking statements include the Company's ability to service debt, the ability to improve occupancy rates, risks related to the prospective payment system, risks associated with related party transactions, year 2000 risk, extensive regulation and general economic conditions.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

For the three months ended September 30, 1998, the Company reported a net income of $2,008,139 ($0.17 basic and $0.16 diluted per common share) compared to a net loss of $1,740,975 ($0.16 basic and diluted per common share) reported for the three months ended September 30, 1997. Included in the current year's results was a net investment income resulting from gains of approximately $9.7 million from the sale of hospital bonds the Company owned and $400,000 from the sale of a purchase option on a nursing home. These gains were partially offset by the write-off of approximately $1.1 million related to the Company's investment in Iatros.

Revenues from continuing operations for the three months ended September 30, 1998 totaled $17,092,159 compared to $8,651,660 reported for the three months ended September 30, 1997. The nearly doubling of revenues from the prior year was principally the result of an increase in the number of facilities owned, leased or managed between the two time periods. At September 30, 1998, the Company operated a total of 35 facilities compared to 16 facilities at September 30, 1997. Included in the current period was $655,270 in management service revenue related to two hospitals the Company started managing in the December 1997 quarter and four nursing homes in Massachusetts started in the March 1998 quarter. Other income, principally the result of interest income, totaled $160,204 in the current period and $171,280 last year.

Operating expenses for the September 1998 quarter totaled $21,168,389 versus $10,796,313 reported in the September 1997 quarter. Once again, the principal reason for the near doubling of expenses was related to the increase in the number of facilities operated in the current year versus last year. Cost of patient services rose to $13,892,817 for three months ended September 30, 1998 from $7,688,499 reported for the three months ended September 30, 1997, an increase of 81%. Lease expense grew to $1,172,809 in the current quarter from $419,432 in the same period last year, as the number of leased facilities increased from two to seven. General and administrative expense totaled $4,699,472 in the September 1998 quarter compared to $2,250,983 reported in the September 1997 quarter. These expenses reflect the tremendous growth in operations from a year earlier and the resulting impact on corporate salaries, insurance, travel expenses, supplies, legal and audit fees. Also, the current period was impacted by the addition of several senior officers and staff members from Retirement Care Associates after its merger with Sun HealthCare Group on July 1, 1998.

The provision for bad debts in the current period includes a reserve of $598,320 related to management fee receivables from Princeton and TriCity Hospitals. The Company believes these reserves are prudent in light of the on-going litigation with TriCity Hospital and the continuing turnaround at Princeton Hospital. Depreciation and amortization expense totaled $584,296 in the current period and $365,202 last year, reflecting the growth in facilities.

The operating loss for the three months ended September 30, 1998 was $4,076,230 compared to an operating loss of $2,144,653 reported for the three months ended September 30, 1997. The increase in operating loss for the most recent three month period was mainly attributable to a reduction in census, or percent of beds occupied, at the Company's nursing home facilities. For the three months ended September 30, 1998, the average census at these facilities dropped to 72.2% from the 88.6% level achieved a year earlier. The reason for the drop in census stems from the Company's strategy of acquiring distressed facilities with normally a low census, at typically below market rates. The Company's objective is to turn these facilities around in a reasonable time frame, usually within one to two years. During the past year, the Company added a significant number of these facilities, resulting in the decline in census.

Partially offsetting the lower census was an improvement in payer mix at the nursing homes. For the most recent period, Medicaid residents comprised 77.6% of the total versus 87.1% last year. The higher reimbursement rates from Medicare residents produced a marginal increase, improving from 4.1% to 5.4% of the total, while private pay nearly doubled to 14.4% from 7.7%.

Although comprising a much smaller percent of total facilities, the Company's assisted living facilities saw a more significant improvement in census in the current period, increasing to 65.7% from 42.9% in 1997. The sole hospital owned by the Company produced only a small census increase, rising to 29.7% from 26.3%.

Interest expense totaled $2,112,226 in the current period versus $655,322 a year earlier, reflecting a higher level of debt. The results for the September 1998 quarter included a tax provision of $1,040,000 compared to a tax benefit of $1,059,000 recorded in the September 1997 quarter.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

For the nine months ended September 30, 1998, the Company reported a net loss of $1,657,659 ($0.14 basic and diluted per common share) compared to a net loss of $1,749,747 ($0.16 basic and diluted per common share) for the nine months ended September 30, 1997. Included in the current year's results were gains from the refinancing of hospital bonds and the sale of a purchase option on a nursing home, and a loss on the investment in a long-term care entity. The previous year's results included an after-tax loss from discontinued operations and an after-tax gain on the refinancing and retirement of debt.

Revenues from continuing operations for the nine months ended September 30, 1998 totaled $48,473,070 versus $22,718,223 for the nine months ended September 30, 1997. The over 100% increase in revenues was attributable to the increase in the number of facilities added since the year earlier time period. Patient service revenue in the current period more than doubled to $45,861,040 from $22,323,453. Management service revenue totaled $2,119,260, reflecting the addition of two managed hospitals and four managed nursing homes since September 30, 1997. Other income was $492,770 for the first nine months of 1998 versus $394,770 in the same period in 1997, stemming from a modest increase in interest income.

Operating expenses for the nine months ended September 30, 1998 totaled $55,309,538 compared to $25,080,078 for the nine months ended September 30, 1997, principally the result in the growth in the number of facilities operated. Cost of patient services doubled to $37,548,381 in the current year versus $18,340,887 reported last year. Lease expense totaled $2,952,573 this year compared to $724,050 a year earlier, reflecting an increase in the number of leased facilities. General and administrative expense was $11,705,048 in the first nine months of 1998 versus $4,056,906 in 1997, and was impacted by the growth in operations and the build up of the administrative staff begun in the second half of 1997.

Provision for bad debts rose to $1,457,935 in the current period from $425,000 reported last year, and reflected a separate $598,320 reserve against the managed hospitals receivables. The previous year's results also included a $668,750 expense related to shareholder settlements. Depreciation and amortization expense totaled $1,645,601 for the nine months ended September 30, 1998 compared to $864,485, principally the result of a higher number of facilities operated in the current year.

The operating loss for the nine months ended September 30, 1998 was $6,836,468 versus an operating loss of $2,361,855 for the nine months ended September 30, 1997. The increase in operating loss for the first nine months of 1998 versus 1997 was mainly the result of a decline in census at nursing homes. The average census fell from 85.3% in 1997 to 73.2% in 1998, the result of an increase in a number of low census facilities the Company added over the past year. The Company generally paid below market rates for these facilities and expects to turn them around within the next 12-24 months. Offsetting the decline in census was an improvement in payer mix, with Medicare and private pay residents comprising a combined 19.7% of the total in 1998 compared to only 11.2% in 1997. Medicaid residents as a percent of total fell to 78.2% from 87.3%.

The assisted living facilities and the Company's sole hospital had a combined slight increase in census in the first 9 months of 1998 over the prior year.

Interest expense increased to $5,489,704 in the current period from $1,653,656 reported last year, due to an increase in the level of debt. Tax benefits totaled $860,000 in the current year compared to $1,545,000 recorded last year.

FINANCIAL IMPROVEMENT INITIATIVE

Subsequent to the end of the quarter, the Company initiated a comprehensive program to improve its financial condition and operating efficiencies. The first stage of this initiative involved a thorough review of administrative functions, focusing on the consolidation of duties and the elimination of unnecessary tasks. As a result of this review, a number of administrative staff positions were determined to be in excess of the Company's needs and were eliminated during the month of October. This first stage of the initiative should produce an immediate improvement in the Company's financial results in the December 1998 quarter.

The second stage of the initiative will focus on all facilities, and will be centered on two areas. Growth in census will be one focus, aimed mainly at attracting Medicaid and Private Pay residents initially to build a revenue base. Attracting Medicare residents under the new PPS program will follow, as the Company considers itself to be well prepared to handle the added complexities of this new program.

The second focus at the facility level will be on controlling costs. This will be accomplished by establishing goals and standards at each facility aimed at improving productivity and lowering unit costs. Regional personnel already in place will constantly monitor the progress at their assigned facilities and will take steps necessary to insure these goals and standards are being met.

YEAR 2000 UPDATE

The Company has already completed a comprehensive review of the internal Year 2000 issues it needs to address. From this review, the Company has established a timetable for the implementation of all necessary changes, and it expects to be completed by the summer of 1999. The status of material third party relationships on Year 2000 issues has also been addressed. These relationships include the Company's main banking partner, the Health Care Financing Administration (HCFA), Medicaid reimbursements from individual states, and the outside payroll vendor.

In discussions with our main bank, the Company has been informed that four stages of testing have already been completed. Furthermore, the Company was assured that final stages of testing would be completed well in advance of 2000 in order to make any necessary corrections that could have a material impact on our Company.

Concerning HCFA and Medicare reimbursements, the Company has received information from a fiscal intermediary for the Medicare program that states "HCFA has a program to systematically assess, renovate and test each mission critical system in all its facilities, as well as those of each carrier and intermediary by December 31, 1998. This target will have given HCFA a full year to fix any problems that might have escaped detection during renovation and testing. In addition, Medicare carriers and intermediaries will test their electronic data interchanges with the hospital information system, billing system, and billing service. This testing ensures that these systems interface and work properly with no interruption in claims and payments processing after the clock ticks at midnight on January 1, 2000."

As for Medicaid, the Company does not currently have detailed information on the progress made on addressing Year 2000 issues, but it is known that work is in process.

In discussions with the Company's outside payroll provider, the Company received a comprehensive detailed listing of all applications and systems currently being worked on. In addition, information received stated "We have been addressing the challanges of the Y2K for the last several years and have the technical, financial and human resources in place to successfully address them."

Information on other entities which interact with the Company is not available at this time, but it is felt that the four specifically identified above would have more of a material adverse impact on the Company if issues related to Year 2000 were not addressed successfully.

To date, the Company's review of the potential internal cost of addressing Year 2000 issues will be immaterial. These costs will be expensed when incurred and should not have an adverse impact on the Company's financial condition.

No contingency plans have been established at this time should the Company or material third party relationships fail to resolve Year 2000 issues by the end of next year. These plans will have to be addressed in the near future.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had positive working capital of $1,351,805 versus a working capital deficit of $2,301,668 at December 31, 1997. During the June 1997 quarter, the Company implemented a new $10 million line of credit, with the available amount based on the balance of specific accounts receivable. At September 30, 1998, the available amount was approximately $5 million, of which all was drawn. The term of the agreement is for three years with an annual one year roll over feature.

During the nine months ended September 30, 1998, cash provided by operating activities totaled $261,389 versus cash used in operations of $2,525,488 for the nine months ended September 30, 1997. The primary reason for the increase in cash provided by operating activities was the decrease in net loss for the current nine months, increases in accounts payable and accrued expenses, depreciation and amortization and provision for bad debts. These were offset to a certain degree by increases in accounts receivable and other receivables and provision for deferred taxes.

Cash used in investing activities totaled $22,375,807 for the nine months ended September 30, 1998 versus cash used in investing activities of $13,420,089 in 1997. The increase in investing activities was principally the result of purchases of property and equipment, advances to related parties, payments of deferred costs and an acquisition deposit.

Cash provided by financing activities during the nine months ended September 30, 1998 totaled $19,816,819 compared to cash provided by financing activities of $12,769,207 for the nine months ended September 30, 1997. In the nine months ended September 30, 1998 cash was provided by two private placement transactions, a convertible debenture offering and a common stock offering, which totaled $5,000,000 and $2,546,785 respectively. In addition, proceeds from notes payable were $8,710,250 and an additional $2,080,216 was drawn on the Company's line of credit. Repayment of long-term debt totaled $5,956,671. During the nine months ended September 30, 1997, proceeds from long-term debt were $32,569,300 and repayment of long-term debt totaled $21,256,251.

The Company believes that its long-term liquidity needs will generally be met by improved cash flows from operations and it will be able to, when necessary, obtain extensions of its current line of credit and/or secure other financing from the private or public sector.

FACILITIES

Listed below are the facilities operated by the Company at September 30, 1998:

                                                         NUMBER    OCCUPANCY
SKILLED NURSING FACILITIES       LOCATION      TYPE      OF BEDS   AT 9/30/98
--------------------------       --------      ----      -------   ----------
Emory Nursing Home               Georgia       Owned         40       95.0%
Ft. Valley Nursing Home          Georgia       Owned         75       85.3
Rest Awhile Nursing Home         Georgia       Owned         72       76.4
Pecan Manor Nursing Home         Georgia       Owned         60       95.0
Whigham Nursing Center           Georgia       Leased       142       99.3
Windward Nursing Center          Georgia       Owned        100       91.0
Central Tampa Nursing Home       Florida       Owned        100       65.0
Dania Nursing Home               Florida       Owned         88       29.5
Oak Manor Nursing Home           Florida       Owned        180       84.4
Pasco Nursing Center             Florida       Owned         40       87.5
Suncoast Nursing Home            Florida       Owned         59       69.6
Venice Nursing Pavilion          Florida       Owned        120       73.3
Victoria Martin Nursing Home     Florida       Owned         38       80.6
Wakulla Manor                    Florida       Owned        120       90.8
Dallas Nursing & Rehab           Texas         Managed      185       60.0
Leisure Lodge                    Texas         Managed       70       57.1
Park Place Nursing Center        Texas         Owned        118       67.8
Rosewood Rehab & Care            Texas         Leased       100       89.0
Woodland Park                    Texas         Leased       100       84.0
Wortham Nursing Center           Texas         Managed       95       24.2
Coffeyville Nursing Home         Kansas        Leased        45       57.8
Great Plains Rehab               Kansas        Owned        104       91.3
Salina Nursing Home              Kansas        Leased        60       53.3
Meadowood Nursing Home           Mass.         Managed      120       96.7
Elms Nursing Home                Mass.         Managed       60       67.1
Oak Manor Nursing Home           Mass.         Managed       60       90.0
Pine Manor Nursing Home          Mass.         Managed       92       66.3
                                                          -----      -----
                       Totals                             2,475       74.5%

                                                         NUMBER    OCCUPANCY
ASSISTED LIVING FACILITIES       LOCATION      TYPE      OF BEDS   AT 9/30/98
--------------------------       --------      ----      -------   ----------
Oak Manor Village                Florida       Owned        224       50.5%
Remington House-New Port Richie  Florida       Leased       124       75.2
Remington House-Pompano Beach    Florida       Managed      120       78.8
Remington House-Kingsport        Tennessee     Managed       50       28.0
Pine Valley                      Alabama       Leased       110       98.0
                                                          -----      -----
                        Totals                              628       67.3%

                                                         NUMBER    OCCUPANCY
HOSPITALS                        LOCATION      TYPE      OF BEDS   AT 9/30/98
---------                        --------      ----      -------   ----------
Meadowbrook Rehab                Kansas        Owned         84       40.4%
Princeton Hospital               Florida       Managed      150       24.0
TriCity Hospital                 Texas         Managed      131       48.0
                                                          -----      -----
                        Totals                              365       36.4%

                    IMPACT OF FEDERAL HEALTH CARE LEGISLATION

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

ITEM 1.  LEGAL PROCEEDINGS.  None.

ITEM 2.  CHANGES IN SECURITIES.  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On July 9, 1998, the Company held an Annual Meeting of Shareholders at which Ashok Dalal, Chris Brogdon, Dr. Kishor Karia, Harlan Mathews, Darrell C. Tucker, Jeff M. Moore and Mark P. Clein were each elected to the Board of Directors. In addition, the Company's shareholders ratified the appointment of Laney, Boteler & Killinger. The following sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each of the matters presented at the meeting:

ELECTION OF DIRECTORS:

          NOMINEES              FOR          WITHHELD
          --------              ---          --------

     Ashok Dalal             6,562,300        45,673
     Chris Brogdon           6,562,520        45,453
     Dr. Kishor Karia        6,574,336        33,637
     Harlan Mathews          6,574,254        33,719
     Darrell C. Tucker       6,562,520        45,453
     Jeff M. Moore           6,574,508        33,465
     Mark P. Clein           6,574,272        33,701

APPOINTMENT OF LANEY, BOTELER & KILLINGER:

               FOR              AGAINST         ABSTENTIONS
               ---              -------         -----------

         6,555,117 Shares     4,716 Shares     48,140 Shares

AMENDMENT TO AUTHORIZE PREFERRED STOCK:

      FOR              AGAINST         ABSTENTIONS    BROKER NON-VOTES
      ---              -------         -----------    ----------------

6,459,437 Shares    110,330 Shares    38,206 Shares      -0- Shares


ITEM 5.  OTHER INFORMATION. None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The following exhibit has been filed with this report:

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K.  None.

                               SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NEWCARE HEALTH CORPORATION



Date:   November 13, 1998           By /s/ Darrell C. Tucker
                                       Darrell C. Tucker, President



Date:   November 13, 1998           By /s/ James H. Sanregret
                                       James H. Sanregret
                                       Chief Financial Officer

                              EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically