Form 10-K
period 1998-12-31
NEWCARE HEALTH CORP
filed 1999-04-15
CIK 923020

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1933

                  For the fiscal year ended: December 31, 1998

                        Commission file number: 0-24110

                           NEWCARE HEALTH CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

           Nevada                                         86-0594391
-------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

           6000 Lake Forrest Drive, Suite 200, Atlanta, Georgia  30328
           -----------------------------------------------------------
           (Address of principal executive offices, including zip code)

                                (404) 255-7500
                         -------------------------------
                         (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock, $.02 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 2, 1999, 12,128,525 shares of the Registrant's common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $10,200,000.

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

     Beginning in August 1997, the Company also entered the business of operating and managing hospitals through NewCare Hospital Corporation ("NCHC"), a majority owned subsidiary. On August 1, 1997, NCHC purchased substantially all of the assets of Meadowbrook Rehabilitation Hospital in Gardner, Kansas. NCHC also manages one not-for-profit hospital.

     As of March 1, 1999, the Company owned or leased and operated 24 long-term care facilities with 2,133 skilled nursing beds, and three assisted living/independent living facilities with 294 units. These facilities are located in Alabama, Georgia, Florida, Kansas, Massachusetts and Texas. As of that date, the Company also managed three long-term care facilities and six assisted living facilities in Georgia, Florida and Tennessee. On the same date, NCHC owned one hospital with 84 beds in Kansas and managed one hospital in Texas.

     The Company's principal offices are located at 6000 Lake Forrest Drive, Suite 200, Atlanta, Georgia 30328, and its telephone number is (404) 255-7500.

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

ACQUISITION OF CIMERRON HEALTH CARE, INC.

     On May 22, 1995, the Company acquired all of the outstanding shares of Cimerron Health Care, Inc. ("Cimerron") from Karen Hagan. Cimerron leased one
(1) and owned three (3) skilled long-term care facilities in Georgia. In a related agreement, Memorial Nursing Center, Inc., a subsidiary of NewCare, acquired a skilled long-term care facility lease from Emory Nursing Center, Inc., an affiliate of Cimerron also owned by Karen Hagan. During 1998, the Company disposed of two of the facilities owned by Cimerron.

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

     In November, 1997, the Company purchased all of the outstanding stock of Tyler Park Place, Inc., which is the general partner of Park Place Ltd., a limited partnership, which owns a 118-bed long-term care facility in Tyler, Texas. Tyler Park Place, Inc. owns a 58.8% interest in Park Place Ltd. The Company paid $575,000 for all of the stock of Tyler Park Place, Inc., of which $475,000 was paid in cash and $100,000 was in the form of a promissory note.

COMMENCEMENT OF HOSPITAL OPERATIONS IN 1997 AND 1998

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

     NCHC financed these transactions through a loan of $4.5 million from HCFP Funding II, Inc., and approximately $396,000 from cash on hand. The loan is in the form of a secured bridge note which is due on July 31, 1999. The note bears interest at 3% over the prime rate and the interest is payable monthly. NCHC paid the lender an origination fee of 1% of the loan ($45,000) and will also pay the lender a success fee equal to the greater of (i) 10% of the excess received from the sale, refinancing or other disposition of the Meadowbrook Rehabilitation Hospital over $5 million, or (ii) $150,000 if the disposition occurs within one year or $300,000 if the disposition occurs after that time. The note is secured by all of the real estate and assets of the hospital. During 1998, $1.5 million in principal was paid on this note.

     The Meadowbrook Rehabilitation Hospital is an 84-bed speciality hospital located in Gardner, Kansas, approximately 20 miles southeast of Kansas City, Kansas. The facility focuses its care on acute and subacute rehabilitation therapy, occupational therapy, speech-language pathology and respiratory therapy.

     On September 30, 1997, NCHC entered into an agreement to manage Tri-City Hospital, a 131-bed osteopathic acute care hospital located in Dallas, Texas. Tri-City Hospital is a private, non-profit hospital comprised of a general acute medical/surgical hospital, offering alcohol and drug treatment services, psychiatric services, and various clinics.

     In addition, NCHC paid $25,000 for a five year option to purchase the Tri-City Hospital for a price equal to the debt on the hospital at such time as the option is exercised.

     The management agreement for Tri-City Hospital had a five year term commencing October 17, 1997. The agreement provided for a base fee of $100,000 per month plus a performance incentive in an amount not to exceed a cumulative total of four percent (4%) of net revenues billed per month. The performance incentive was to be based on the accomplishment of certain performance criteria to be agreed upon by the parties. NCHC also agreed to make available to Tri-City Hospital during the first twelve months of the management agreement an amount not to exceed $2 million for the purpose of making capital improvement expenditures and for such other purposes as the hospital and NCHC may agree.

     In March 1998, the Board of Directors of Tri-City Hospital advised NCHC that the management agreement was void or had been terminated and that the option agreement was not valid. NCHC filed a lawsuit against Tri-City Hospital in connection with this matter. In March 1998, the Hospital filed for and was granted protection under Chapter 11 of the Bankruptcy Code. As part of the Bankruptcy proceedings, NCHC agreed to accept as payment for all amounts owed to it by the Hospital under the management agreement and as potential damages for the contract termination, $150,000.

     On September 30, 1997, the Company also entered into an agreement to manage Princeton Hospital, a 150-bed hospital in Orlando, Florida. Princeton Hospital is a private, non-profit general acute/medical surgical hospital

     The management agreement for Princeton Hospital had a five year term commencing October 1, 1997, and either party may terminate the agreement without cause or penalty, effective September 30, 2000, by giving 90 days prior written notice. The agreement provided for a base fee of $75,000 per month plus a performance incentive in an amount not to exceed a cumulative total of three percent (3%) of net revenues billed per month. NCHC also paid $25,000 for a five year option to purchase the Princeton Hospital for a price equal to the debt on the hospital at such time as the option is exercised. The balance of this debt is currently approximately $45 million.

     NCHC agreed to loan to Princeton Hospital during the term of the management agreement an amount not to exceed $2 million for the purpose of making capital improvement expenditures and paying its accounts payable, payroll and other operating expenses. In November 1997, NCHC also agreed to guarantee up to $4,100,000 in bond payments due in 1998. NCHC advanced $2,400,000 under this provision.

     In January 1999, Princeton Hospital filed for protection under Chapter 11 of the Federal Bankruptcy Laws. On March 1, 1999, the U.S. Bankruptcy Judge approved the replacement of NCHC as manager of the Hospital. As a result of the Bankruptcy proceedings, NCHC has taken a reserve for bad debts totaling $1,285,810 against amounts due it from the Florida hospital for management fees and for amounts advanced pursuant to the guarantee of certain bond indebtedness.

     During 1998, NCHC entered into an additional management agreement with Doctors Hospital in Groves, Texas. This agreement commenced August 10, 1998 and expires initially in five years with two five year renewal options, unless terminated by either party after the initial five year period. Monthly management fees totaled $18,750 plus a performance incentive with a cumulative total of 4% of net revenues. This performance incentive is based upon the hospital achieving certain performance criteria. In addition to the above fees, NCHC is reimbursed for payroll and related expenses as well as certain direct costs of managing the facility. In connection with this management agreement, NCHC agreed to make a capital improvement loan of up to $1,000,000 during the earlier of sixty months or the expiration or termination of the agreement. At December 31, 1998, no amounts had been advanced under this provision.

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

     In January 1998, the Company also closed on the acquisition of Venice South, a 120-bed long-term care facility in Venice, Florida. The Company purchased this facility for $4,790,000 in a bankruptcy proceeding. The purchase price was paid with $3,000,000 from a bridge note from HCFP Funding II, Inc., which is secured by the property and $1,790,000 from cash on hand. The Company also paid the lender a $45,000 loan commitment fee. In April 1998, the Company refinanced this bridge note with a long-term loan from LTC Properties, Inc. in the amount of $4,800,000 which is being amortized over 20 years and bears interest at an initial rate of 10.17% which increases by 12.5 basis points each April 1.

     Effective February 10, 1998, the Company was assigned leases on the 100-bed Rosewood Rehabilitation and Care Center in Converse, Texas, and the 100-bed Woodland Park nursing home in Shepherd, Texas. The Company is paying a total of $10,400 per month during the terms of the leases for these assignments. The leases on these facilities end May 31, 2017. The annual rental rates on the two facilities are currently $402,000 and $420,000, respectively, for the Converse and Shepherd, Texas facilities. These annual rental rates increase each year based on a schedule.

     Effective April 1, 1998, the Company began leasing the Pecan Manor Nursing Home, a 60-bed long-term care facility in Statesboro, Georgia. Effective May 1, 1998, the Company entered into a long-term lease of this facility in a sale/leaseback transaction. The lease is for a period of 23 years at an initial monthly base rental of $18,500 plus property taxes. The monthly base rent will increase by 2% to 3% per year.

     On May 1, 1998, the Company purchased the Great Plains Rehabilitation & Nursing Center of Olathe, a 104-bed long-term care center in Olathe, Kansas, for $2,400,000. The source of cash for this transaction with a $2,400,000 loan from LTC Properties for the amount of the purchase price. The loan is secured by a mortgage on the facility, payable over twenty years, and has an initial interest rate of 10.16% which will increase by 12.5 basis points each year.

     Effective April 3, 1998, the Company began leasing the 45-bed Coffeyville Nursing Home in Coffeyville, Kansas, and the 60-bed Salina Nursing Home in Salina, Kansas. The lease, which covers both facilities, has an initial term of 15 years and may be extended for up to two additional 10-year periods. Commencing July 1, 1998, the minimum annual rent is $172,500 and increases each year thereafter based on a schedule.

     Effective July 1, 1998, the Company conveyed all of its interest in the 167-bed Fitzgerald Nursing Home in Fitzgerald, Georgia, and the 120-bed

Pleasant View Nursing Center in Metter, Georgia, to an affiliated company in exchange for the assumption of all of the liabilities related to these facilities. These facilities had incurred substantial losses, and Management believed that disposing of these facilities in this manner was in the best interests of the Company.

     Effective September 1, 1998, the Company purchased Pasco Nursing Center, a 40-bed nursing home in Dade City, Florida, for $1,000,000. During November of 1998, the facility was sold to an affiliated entity for $1,250,000. The Company continues to manage this facility under a management contract.

     On September 4, 1998, the Company purchased the Rest Awhile Nursing Home, a 72-bed long-term care center in Jesup, Georgia, for approximately $1,173,000 in cash.

     Effective November 1, 1998, the Company began leasing the Great Plains Rehabilitation & Nursing Center of Bonner Springs, a 50-bed long-term care facility in Bonner Springs, Kansas. The lease term is for 20 years, the minimum annual rent is $120,000 and increases each year for the first ten years by 2.0% and increases each by 3.0% for the last ten years.

     On November 30, 1998, the Company purchased three long-term care facilities in Massachusetts in a bankruptcy proceeding through the assumption of bond debt on these facilities with a face value of approximately $3.1 million which the Company had purchased for approximately $1.3 million. From January 1998 to November 30, 1998, the Company managed these facilities. Information concerning these facilities is set forth below:

          NAME OF FACILITY          LOCATION          NUMBER OF BEDS

     Summerfield Elms Manor      Chicopee, MA              60
     Summerfield Pine Manor      Springfield, MA           92
     Summerfield Oak Manor       Holyoke, MA               60

     In a related transaction on November 30, 1998, the Company began leasing, in a sale/leaseback transaction, the Meadowood Nursing Home, a 120-bed long-term care center in South Hadley, Massachusetts. The Company had also managed this facility from January 1998 to November 30, 1998. The lease is for a period of ten years, with an option to renew for two additional five-year periods. The minimum annual rent for the first year is approximately $750,000 and will be increased by the increase in the Cost of Living Index thereafter.

PROPOSED CORPORATE ACQUISITIONS

     In December 1997, the Company announced that it had agreed to acquire Renaissance Senior Living, Inc., which is partially owned by the Company's Chairman of the Board, for $2 million plus the assumption of debt. There was no written agreement concerning this proposed acquisition which would be subject to the approval of the Company's shareholders. The Company has now determined not to proceed with this acquisition.

     In December 1997, the Company also announced that it had agreed to acquire IATROS Health Network, Inc., a Nasdaq listed company, for approximately $17 million in the Company's Common Stock. IATROS owns, leases or manages 11 facilities in the New England market. In connection with its negotiations with IATROS, the Company purchased from IATROS twenty percent (20%) of its shares outstanding for a total of $1 million. In June 1998, the Company announced that it had discontinued negotiating with IATROS, but that it would continue to hold the IATROS stock.

LONG-TERM CARE FACILITY AND ASSISTED LIVING/INDEPENDENT LIVING FACILITY
OPERATIONS

     As of March 1, 1999, the Company owned or leased and operated 24 long-term care facilities with 2,133 skilled long-term care beds, and three assisted living/independent living facilities with 294 units. These facilities are located in Georgia, Florida, Kansas, Massachusetts and Texas.

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

     The average occupancy level, based on licensed beds, for the Company's skilled long-term care facilities during the years ended December 31, 1998, 1997 and 1996 was 74.1%, 85.7%, and 89.4%, respectively. The Company's long-term care facility revenues, exclusive of assisted living, medical supply and pharmaceutical revenues, are divided into the following classes for payor mix:
                                           YEARS ENDED DECEMBER 31,
                                         1998        1997        1996
                                         ----------------------------
            Medicaid                      61%        65%        76%
            Medicare                      22%        14%        10%
            Private Pay                   14%        18%        11%
            Other Payors                   3%         3%         3%
                                         ----       ----        ----
                                         100%       100%        100%

     For the year ended December 31, 1998, the Company received 83% of its long-term care facility revenues from Medicaid and Medicare, compared to 79% and 86% for 1997 and 1996, respectively. Changes in these programs which became effective on January 1, 1999, are expected to have a negative impact on the Company's operations and profitability. (See "--Regulation; Medicaid and Medicare.")

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

HOSPITAL OPERATIONS

     NCHC currently owns one hospital with 84 beds and provides management services to one hospital with 106 beds.

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

     The average occupancy level, based on licensed beds, for the Company's one owned hospital during the years ended December 31, 1998 and 1997, was 28% and 24%, respectively. As of March 31, 1999, this facility had achieved a 66% occupancy level. The Company's hospital revenues are divided into the following classes for payor mix:

                                YEARS ENDED DECEMBER 31,
                                1998               1997
                                ----               ----
     Medicaid                     8%                 1%
     Medicare                    64%                63%
     Private Pay                 14%                20%
     Private Insurance           14%                16%
                                ----               ----
                                100%               100%

     For the years ended December 31, 1998 and 1997, the Company received 72% and 64%, respectively, of its revenues from Medicaid and Medicare from its one hospital. Future changes in programs could possibly have a negative impact on the Company's operations and ultimately can affect the Company's profitability.

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

     Medicare is a federally-administered and financed program which provides health insurance protection to qualified individuals over the age of 65 and the chronically disabled. This program has been a retrospective reimbursement system that is based on a prior period's cost report filed with a Medicare intermediary. In 1997, Congress passed the Balance Budget Act of 1997 ("BBA") which provides for a phase-in of a prospective payment system ("PPS") for skilled nursing facilities over a four year period for cost reporting periods ending on or after June 30, 1998. Under PPS, Medicare will pay skilled nursing facilities a fixed fee per patient day based on the acuity level of the patient to cover all post-hospital extended care routine service costs, including ancillary and capital related costs for beneficiaries receiving skilled services. The per diem rate will also cover substantially all items and services furnished during a covered stay for which reimbursement was formerly made separately under Medicare.

     On May 12, 1998, the Health Care Financing Administration released the nursing home PPS rates for Part A Medicare Patients that are in effect from July 1, 1998 through September 30, 1999. The Company's experience thus far under PPS indicates that PPS has resulted in more intense price competition and lower margins among ancillary service providers as well as lower overall reimbursement and margins for the Company's skilled nursing facilities.

     The Balanced Budget Act also repealed the Boren Amendment ("Boren"), which had required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated providers in order to meet quality and safety standards. Because of the repeal of Boren, states now have considerable flexibility in establishing Medicaid payment rates. In addition, Boren provided a dispute resolution mechanism whereby providers could challenge Medicaid rates set by the various states, the repeal of which will now make it more difficult to challenge these rates in the future. The Company is not able to predict whether any states will adopt changes in their Medicaid reimbursement programs, or, if adopted and implemented, which effect such initiatives would have on the Company.

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

HEALTH CARE REFORM

     The Clinton Administration and various federal legislators have introduced health care reform proposals, which are intended to control health care costs and to improve access to medical services for uninsured individuals. These proposals include proposed cutbacks to the Medicare and Medicaid programs and steps to permit greater flexibility in the administration of Medicaid. Changes in reimbursement levels under Medicare or Medicaid and changes in applicable governmental regulations could significantly affect the Company's results of operations. While no federal legislation regarding health care reform was enacted in the calendar year 1998, it is uncertain at this time what legislation on health care reform will ultimately be enacted or whether other changes in the administration or interpretation of governmental health care programs will occur. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have an adverse effect on the results of operations of the Company.

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

EMPLOYEES

     At March 8, 1999, the Company and its subsidiaries employed approximately 2,662 full-time employees. This includes 67 full-time employees who work at the Company's headquarters.

     The employees at two of the Company's long-term care facilities are represented by collective bargaining units. The employees at the Whigham Nursing Home, which totaled approximately 129 at December 31, 1998, are represented by the United Food and Commercial Workers Union under a contract which expires July 1, 2000. The employees at the Dania Nursing Home, which totaled approximately 68 at December 31, 1998, are represented by South Florida Council, UNITE, AFL-CIO, under a contract which expires June 3, 2000.

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

ITEM 2.  PROPERTIES

     The Company currently occupies approximately 23,042 square feet of office space for its corporate offices at 6000 Lake Forrest Drive, Atlanta, Georgia. The lease on this space expires in June 2003, and currently requires a base monthly lease payment of approximately $32,800. The base monthly lease payments increase by approximately 5% per year during the term of the lease.

     The following table sets forth certain information relating to the Company's long-term care and assisted living/independent living facilities as of March 1, 1999:

                                                       NUMBER     OCCUPANCY
                                             LEASED/   OF BEDS    AS OF
    NAME                 LOCATION            OWNED     OR UNITS   3/1/99
    ----                 --------            -------   --------   ---------
LONG-TERM CARE FACILITIES:

1.  Central Tampa        Tampa, Florida      Owned         100      70.0%
    Nursing Home

2.  Dania Nursing        Dania, Florida      Owned          88      46.5%
    Home

3.  Oak Manor            Largo, Florida      Owned         180      88.3%
    Nursing Home

4.  Suncoast             St. Petersburg,     Owned          59      67.7%
    Nursing Home         Florida

5.  Victoria Martin      St. Petersburg,     Owned          38      60.5%
    Nursing Home         Florida

6.  Wakulla Manor        Crawfordville,      Owned         120      89.1%
    Nursing Home         Florida

7.  NewCare Nursing      Venice, Florida     Owned         120      86.6%
    of Venice

8.  Emory Nursing        Atlanta, Georgia    Owned          40      97.5%
    Home

9.  Ft. Valley           Fort Valley,        Owned          75      93.3%
    Nursing Home         Georgia

10. Whigham Nursing      Whigham, Georgia    Leased        142      97.0%
    Center

11. Windward Nursing     Flowery Branch,     Owned         100      94.0%
    Center               Georgia

12. Pecan Manor          Statesboro,         Leased         60      88.3%
                         Georgia

13. Rest Awhile Nursing  Jesup, Georgia      Owned          72      81.9%

14. Park Place Nursing   Tyler, Texas        58% Owned     118      67.5%
    Home

15. Rosewood Rehabili-   Converse, Texas     Leased        100      88.0%
    tation & Care Center

16. Woodland Park        Shephard, Texas     Leased        100      92.0%

17. Coffeyville Nursing  Coffeyville,        Leased         45      64.4%
    Home                 Kansas

18. Salina Nursing       Salina, Kansas      Leased         60      67.4%
    Home

19. Great Plains         Olathe, Kansas      Owned         104      88.4%
    Rehabilitation
    & Nursing Center
    of Olathe

20. Great Plains         Bonner Springs,     Leased         50      90.0%
    Rehabilitation       Kansas
    & Nursing Center
    of Bonner Springs

21. Elms Nursing Home    Chicopee,           Owned          82      57.3%
                         Massachusetts

22. Meadowood Nursing    South Hadley,       Leased        120      90.8%
    Home                 Massachusetts

23. Pine Manor Nursing   Springfield,        Owned         100      68.3%
    Home                 Massachusetts

24. Oak Manor Nursing    Holyoke,            Owned          60      85.0%
    Home                 Massachusetts                   -----
      Total                                              2,133

ASSISTED LIVING/INDEPENDENT LIVING CENTERS:

1.  Oak Manor Villas     Largo, Florida      Owned          70      57.0%
    Retirement Center

2.  Remington House-     New Port Richey,    Leased        124      92.7%
    New Pork Richey      Florida

3.  Pine Valley          Tuscaloosa,         Leased        100      89.1%
                         Alabama                           ---
      Total                                                294

HOSPITAL:

1.  Meadowbrook          Gardner, Kansas     Owned          84      66.7%
    Rehabilitation
    Hospital

     The Company considers all of its facilities, both owned and leased, together with the related equipment contained therein, to be well maintained, in good operating condition, and suitable for the present and foreseeable future needs of each facility. The Company believes that all facilities owned and leased by the Company and its subsidiaries are adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

TRI-CITY HOSPITAL LAWSUIT AND BANKRUPTCY

     On March 27, 1998, NCHC filed a lawsuit in the United States District Court for the Northern District of Texas, Dallas Division, against Tri-City Health Center, Inc., which owns the Tri-City Hospital in Dallas, Texas (the "Hospital"), requesting injunctive and other relief against the Hospital in connection with NCHC's management agreement with the Hospital and NCHC's option to purchase the Hospital. In its Complaint, NCHC alleged that the Hospital's Board of Directors had wrongfully taken the position that the management agreement and option were not valid, and that if the management agreement is valid, that NCHC is in default of that agreement. NCHC also claims that since March 17, 1998, the Hospital has wrongfully not allowed NCHC's employees on its premises, and that if any defaults have occurred under the management agreement that the exclusion of NCHC's employees from the premises prevents NCHC from curing any defaults as permitted under the management agreement. NCHC also alleged that the Hospital wrongfully induced the NCHC employee who had served as the Chief Executive Officer of the Hospital to resign and become an employee of the Hospital.

     In March 1998, the Hospital filed for and was granted protection under Chapter 11 of the Federal Bankruptcy Act in the Federal Bankruptcy Court for the Northern District of Texas. As part of the Plan of Reorganization, NCHC agreed to accept as payment for all amounts owed to it by the Hospital under the management agreement and as potential damages for the Contract termination the amount of $150,000.

PRINCETON HOSPITAL BANKRUPTCY

     In January 1999, the Princeton Hospital, a subsidiary, which the Company had managed since October 1, 1997, filed for protection under Chapter 11 of the Federal Bankruptcy Act in the Federal Bankruptcy Court for the Middle District of Florida. On March 1, 1999, the U.S. Bankruptcy Judge approved, with the consent of NCHC, the replacement of the Company's subsidiary as manager of the Hospital. As a result of this bankruptcy proceeding, NCHC has taken a reserve for bad debts totaling $1,285,810 against amounts due it from the Princeton Hospital for management fees and for amounts advanced pursuant to the guarantee of certain bond indebtedness.

SUN HEALTHCARE LAWSUIT

     On March 12, 1999, Sun Healthcare Group, Inc. ("Sun") and certain of its subsidiaries filed a lawsuit in the Superior Court of Fulton County, Georgia, against the Company, certain of the Company's subsidiaries and affiliates, including certain of the Company's Officers and Directors. In its complaint, Sun alleges that prior to the completion of a merger transaction in which Sun acquired Retirement Care Associates, Inc. ("RCA") certain persons who were then officers, directors and affiliates of RCA, many of whom are now Officers, Directors and affiliates of the Company, caused RCA to make loans to the Company totaling over $22.4 million on an interest-free basis. The complaint also alleges, among other things, that NewCare used RCA's facilities, equipment and employees free of charge, the cash management systems of the

Company and RCA were commingled, and the defendants caused RCA to breach its contracts with vendors. The complaint also alleges that after the acquisition of RCA by Sun that certain of the defendants caused funds in bank accounts of facilities managed by a subsidiary of Sun to be transferred to the Company's bank accounts.

     Based on its allegations, Sun claims that the defendants breached contracts between RCA and NewCare, breached fiduciary duties to RCA, engaged in self-dealing and other tortious conduct. Sun is seeking damages in excess of $30 million plus punitive damages. The defendants have not yet filed answers or counter-claims in this proceeding.

STATE OF FLORIDA CRIMINAL CHARGES AGAINST CERTAIN OFFICERS OF THE COMPANY

     In January 1999, the State of Florida filed criminal charges in the Circuit Court for the Eighth Judicial District of the State of Florida against two Executive Officers of the Company alleging that these persons, while serving as officers of Retirement Care Associates, Inc., had engaged in Medicaid fraud, racketeering, grand theft and abuse of the elderly in connection with the operation of a nursing home in Gainesville, Florida. The Executive Officers of the Company named in that proceeding are Chris Brogdon and Darrell C. Tucker. Also charged in that proceeding are Retirement Care Associates, Inc. and certain of its subsidiaries and former and current employees.

     Both Mr. Brogdon and Mr. Tucker deny any wrongdoing and intend to vigorously defend themselves against the allegations.

     The Company is not named as a defendant in this proceeding.

ANTHONY LIUZZO LAWSUIT

     On February 3, 1999, Anthony Liuzzo and entities owned or controlled by Liuzzo (collectively, "Liuzzo") filed a lawsuit in the Circuit Court for the Eighth Judicial District of the State of Florida against the Company and several other corporate and individual defendants (including a subsidiary of the Company and certain officers and directors of the Company) alleging breach of contract with respect to the purchase of real estate located in Ocala, Florida and attempting to set aside a release of claims previously entered into between Liuzzo and the defendants. The defendants intend to file appropriate responses to the claims, including motions to dismiss and possible counterclaim against Liuzzo.

22 TEXAS PARTNERS LAWSUIT

     On April 10, 1998, NewCare Nursing Corporation ("NNC"), a wholly-owned subsidiary of the Company, executed a purchase agreement (the "Purchase Agreement") to purchase seven nursing homes from 22 Texas Partners, L.P., a Texas limited partnership ("22 Texas"). On July 30, 1998, NNC (and a subsidiary of NNC) notified 22 Texas that as a result of uncured breaches of the Purchase Agreement by 22 Texas, the Purchase Agreement was being terminated.

     On November 9, 1998, an affiliate of 22 Texas, 22 Texas Partners, Inc., filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania against the Company, NNC and a subsidiary of NNC claiming, among other things, breach of contract related to the termination of the Purchase Agreement. On March 24, 1999, the defendants filed a motion to dismiss the claim of 22 Texas and intends to file counterclaims against 22 Texas and certain of its affiliates.

GLOWORTH, INC. LAWSUIT

     In April 1998, Gloworth, Inc. ("Gloworth") filed an action in the Circuit Court for the Sixth Judicial Circuit in Clearwater, Florida, against the Company and certain affiliated entities. Gloworth is a minority limited partner in Oak Manor Nursing Home LTD (the "Partnership"), a Florida limited partnership owned principally by the Company. Gloworth's Complaint asserts several claims against the Company and the other Defendants, including the Partnership and the corporate general partner of the Partnership for alleged breach of fiduciary duty, constructive fraud, fraud and waste. In addition, the Compliant seeks certain equitable remedies against the Defendants, including an accounting, the appointment of a receiver for the Partnership and dissolution of the Partnership. Gloworth's Complaint demands unspecified damages from the Defendant, plus attorney's fees and costs.

     In May 1998, the Defendants filed their Answer to the Complaint in which they asserted numerous affirmative defenses and denied any liability to Plaintiff. In addition, the Defendants filed a Third Party Complaint against Robert W. Bell, Sr. ("Bell"), formerly President of the Company, asserting that certain alleged damages of the Plaintiff resulted, if at all, from the acts of Bell. The Third Party Complaint seeks indemnification and contribution from Bell for any such amounts for which the Defendants may be found liable to the Plaintiff. In July 1998, Bell filed his Answer to the Third Party Complaint denying any liability thereon.

     In December 1998, Gloworth moved the court for leave to amend its Compliant to add a claim for punitive damages. Defendants have opposed that motion, which has not yet been ruled on by the court. In January 1999, Gloworth filed its motion seeking the appointment of a receiver for the Partnership pending the resolution of this action. Defendants opposed that motion. Although an evidentiary hearing on that motion was begun on January 22, 1999, it was terminated before completion and no ruling has been made on Plaintiff's motion. Rather, the court has decided to consider Gloworth's request for a receiver along with its other claims at trial. The case is presently in discovery. A bench trial on all matters involved in this litigation is currently scheduled for April 28-30, 1999. Defendants intend to vigorously oppose Gloworth's motion for a receiver as well as all of Gloworth's other claims for relief at trial.

     On March 9, 1999, Bell filed a motion for summary judgment on Defendant's Third Party Complaint. Defendant's intend to vigorously oppose that motion, which is scheduled for hearing by the Court on April 13, 1999.

LAWSUIT FILED BY ROBERT R. BELL, ET AL.

     In April 1997, Robert W. Bell, Sr., formerly President of the Company; Sidney M. Bell; M. Suzanne Bell; Eunice R. Bell; Francis H. Bell; and Robert
W. Bell, Sr., as Trustee for the Andrews H. Bell Trust, Mark P. Bell and Ashley Bell Trust ("Plaintiffs") filed an action in the Circuit Court for the Sixth Judicial Circuit in Clearwater, Florida against the Company and certain individuals associated with the Company. Plaintiff's Complaint attempts to assert claims against the Company and the individual Defendants for purported violations of the Florida Investors Protection Act, as well as claims for common-law fraud and conspiracy, in connection with Plaintiff's decision to sell shares of the Company's stock in January 1997.

     In June 1997, the Company and the individual Defendants moved to dismiss Plaintiff's Complaint in its entirety on the grounds that it failed to state any viable legal claim. On September 5, 1997, the Court denied that motion to dismiss. Thereafter, on or about September 25, 1997, the Company and the individual Defendants submitted their Answer to the Plaintiff's Complaint, denying any liability to Plaintiffs and asserting various affirmative defenses. Since that time, discovery has been ongoing in the case. The case has been set for trial in June 1999. The Company intends to vigorously defend the action and expects to file a motion for summary judgment on all of Plaintiff's claims after the completion of discovery and prior to the trial date.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1998.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     MARKET INFORMATION. The Company's Common Stock is traded in the over-the-counter market, and since April 28, 1995, has been traded on the Nasdaq Small-Cap Market under the symbol "NWCA".

     The following table sets forth the high and low closing prices of the Company's Common Stock as reported by the Nasdaq Small-Cap Market for the periods presented:

                                          HIGH        LOW
     1997                                 ----        ----

     First Quarter                       $2.875      $1.25
     Second Quarter                      $4.375      $2.313
     Third Quarter                       $5.25       $3.875
     Fourth Quarter                      $4.438      $3.313

     1998

     First Quarter                       $4.125      $3.125
     Second Quarter                      $3.75       $2.625
     Third Quarter                       $3.00       $2.031
     Fourth Quarter                      $2.563      $1.563

     APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. At March 24, 1999, the Company had approximately 660 holders of record of its Common Stock.

     DIVIDENDS. The Company has paid no cash dividends on its Common Stock, and has no present intention of paying cash dividends in the foreseeable future.

     SALES OF RESTRICTED SECURITIES. The Company issued no restricted securities during the quarter ended December 31, 1998.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial information for the year ended December 31, 1998, is derived from financial statements of the Company audited by Cherry, Bekaert & Holland, L.L.P., independent certified public accountants. The following financial information for the years ended December 31, 1997 and 1996, is derived from financial statements of the Company audited by Laney, Boteler & Killinger, independent certified public accountants. The selected financial information for the years ended December 31, 1995 and 1994, is derived from financial statements of the Company audited by Lovelace, Roby & Company, P.A., independent certified public accountants.

BALANCE SHEET DATA:

                                           AT DECEMBER 31,
                     1998 <FN1>    1997 <FN1>   1996 <FN1>   1995 <FN1>   1994 <FN1>
                    ------------  -----------  -----------  -----------  -----------

Current Assets      $ 31,093,622  $20,254,727  $ 7,717,162  $ 6,751,312  $ 6,606,450
Total Assets          90,914,274   68,768,359   32,267,101   39,980,703   29,347,359
Current Liabili-
  ties                47,948,145   23,539,395   20,242,609   16,151,525    7,160,213
Working Capital
 (Deficit)           (16,854,523)  (3,284,668) (12,525,447)  (9,400,213)    (553,763)
Long-term Debt        41,233,386   39,754,836    6,880,805   16,260,560   16,266,226
Shareholders'
   Equity              1,732,743    5,460,228    5,143,687    7,369,979    5,718,631
------------------

<FN1>
During 1994, the Company and its predecessors operated five long-term care facilities and one assisted living/independent living complex.  During 1995, through the acquisition of Cimerron Health Care, Inc. and other transactions, the Company began operating an additional six long-term care facilities.  No additional acquisitions were made during 1996.  During 1997, the Company began operating three additional long-term care facilities, purchased and began operating one hospital, and started managing two additional hospitals.  During 1998, the Company began operating a net of ten additional long-term facilities, and two additional assisted living facilities, and started managing two additional long-term care and assisted living facilities.  Also during
1998, the Company commenced managing one hospital and ceased managing another hospital.
<FN2>
Effective April 5, 1994, the Company acquired the stock of NewCare in a reverse acquisition in which NewCare's stockholders acquired voting control of the Company.  The transaction was accounted for as a purchase with NewCare as the acquiring company because NewCare's stockholders  acquired a majority of the voting rights in the combined company.  Accordingly, the results of operations prior to April 5, 1994, are those of
NewCare and its predecessor.

STATEMENT OF INCOME DATA:

                               FOR THE YEARS ENDED DECEMBER 31,
                        1998          1997           1996           1995          1994
                    ------------   -----------    -----------    -----------   -----------
Revenues            $66,409,740    $32,984,930    $28,683,704    $23,176,905   $20,922,846
Operating
 Expenses            78,564,118     35,928,002     26,700,758     21,972,145    21,807,712
Net Income (Loss)
 from Continuing
 Operations          (7,809,343)    (3,979,353)        99,936       (340,654)     (919,616)
Net Income (Loss)
 from Continuing
 Operations Per
 Common Share<FN1>  $      (.65)   $      (.37)   $       .01    $      (.03)  $      (.13)
Weighted Average
 Shares<FN1>         12,074,995     10,769,829     10,667,524     10,390,073     7,289,746
Cash Dividends
 Per Common Share   $    -0-       $    -0-       $    -0-       $    -0-      $    -0-
------------------

<FN1>
The Company has retroactively restated net income per share and weighted average shares outstanding for the effect of a reverse stock split which occurred in April 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

STRUCTURE OF OPERATIONS

     The Company is currently an operator of long-term care facilities, rehabilitation and acute-care hospitals, and assisted/independent living centers. As of December 31, 1998, the Company operated twenty-five long-term care facilities in Georgia, Florida, Kansas, Massachusetts and Texas; three assisted living/independent living facilities in Florida and Alabama; and one rehabilitation hospital in Kansas. The Company also provided management services to two long-term care facilities in Georgia and Florida; five assisted living/independent living facilities in Georgia, Florida and Tennessee; and one acute-care hospital in Texas.

RESULTS OF OPERATIONS

     The Company's total operating revenues for the year ended December 31, 1998, were $66,409,740 compared to $32,984,930 for the year ended December 31, 1997. The increase in revenues is mainly the result of the increase in the number of facilities operated during the current year. As of December 31, 1997, the Company operated fifteen facilities as compared to twenty-nine facilities at December 31, 1998.

     Included in the current year revenue figures is $63,228,244 related to patient services, $2,481,137 in management fees from long-term care facilities, assisted/independent living and hospitals the Company managed during 1998, and $700,359 in other operating revenue derived mainly from non-related patient care services such as office rental, guest meals, laundry services and other services.

     Operating expenses for the year ended December 31, 1998, totaled $78,564,118, and represented an increase of 119% over the $35,928,002 in total operating expenses reported for the year ended December 31, 1997. Expense increases which were primarily attributable to the growth in the number of facilities operating during 1998 including cost of patient services (up 101%), depreciation and amortization expense (up approximately 92%), and lease expense (up 448%), as the number of leased facilities increased from three in 1997 to over ten in 1998.

     General and administrative expenses totaled $17,165,436 for calendar year 1998 versus $7,367,125 incurred in calendar year 1997. Factors contributing to this increase included the overall growth in operations, administrative field personnel salaries and related expenses as the Company expanded into several new states (Kansas, Massachusetts, Texas, Alabama and Tennessee), and the addition of several senior officers and staff members.

     Provision for bad debts expense totaled $4,749,309 for the year ended December 31, 1998, and included approximately $1,285,810 in bad debt expense related to accrued management fees and other advances to Princeton Hospital in Florida which the Company managed in 1998, and which subsequently filed for reorganization under Chapter 11 bankruptcy on January 5, 1999. The Company also included approximately $1,000,000 in bad debt expense related to accrued management fees for Tri-City Hospital in Texas. The remainder of the bad debt expense related to patient accounts receivable based on the Company's analysis of the ability to collect such receivables.

     The operating loss for the year ended December 31, 1998, was $12,154,378 compared to an operating loss of $2,943,072 reported for the year ended December 31, 1997. This increase in the operating loss for the current year was significantly impacted by a drop at the Company's nursing homes in their average daily census, or percent of beds occupied, compared to the prior year results. In addition, a deterioration in the payor mix, which resulted in a greater dependence on lower paying Medicaid residents, also played a major role. The chart below compares the census and payor mix for both time periods:

                                            Nursing Homes
                                           1998        1997
                                          ------      ------
     Average Daily Census                  74.1%       85.7%

     Payor Mix:
      Medicaid                             77.0%       65.0%
      Medicare                              7.0%       14.0%
      Private                              14.0%       18.0%
      Other                                 2.0%        3.0%
                                          ------      ------
          Total                           100.0%      100.0%

     The reason for the drop in census and unfavorable payor mix in the current year is directly related to the Company's strategy of acquiring under-performing facilities, which usually have a low census, poor payor mix, or both. The Company's objective is to turn these facilities around within a reasonable time period, usually within one or two years. During 1998, the Company added sixteen (16) nursing homes, many of which were under-performing.

     Interest expense rose to $7,742,747 from $3,148,460 in 1997, principally the result of higher levels of outstanding long-term debt and borrowings under the Company's line of credit. At December 31, 1998, long-term debt, including current portion, was $45,667,187 versus $41,135,571 at December 31, 1997. Borrowings under the Company's line of credit totaled $7,655,540 at the end of 1998 compared to $3,189,755 at the end of 1997.

     Investment income totaled $11,105,865 for calendar year 1998 versus $794,214 for calendar year 1997. Included in the current year's results was a $11,129,000 gain related to the sale of hospital bonds the Company owned, and a $400,000 gain on the sale of a purchase option on a nursing home. These were partially offset by a write-down of approximately $600,000 on the Company's investment in Iatros. Investment income in 1997 resulted from interest the Company received on the Hospital bonds it acquired in 1997.

     The loss before income taxes, discontinued operations and extraordinary items was $8,777,360 in 1998 versus a loss of $5,311,218 reported in 1997. The losses in both years were reduced by income tax benefits of $968,017 and $1,331,865, respectively.

     The results for the year ended December 31, 1997 were also impacted by a gain on the restructuring of the Company's debts, net of taxes, of $879,851.

     The net loss for the year ended December 31, 1998 was $7,809,343 ($.65 basic and diluted per common share) compared to a net loss of $3,099,502 ($.29 basic and diluted per common share) recorded in the year ended December 31, 1997.

     In 1997, Congress passed the Balance Budget Act of 1997 which provides for a phase-in of a prospective payment system ("PPS") for skilled nursing facilities over a four year period, effective for all Medicare cost reporting periods beginning July 1998. Under PPS, Medicare will pay skilled nursing facilities a fixed fee per patient day based on the acuity level of the patient to cover all post-hospital extended care routine service costs, including ancillary and capital related costs for beneficiaries receiving skilled services. In May 1998, the Health Care Financing Administration released the nursing home PPS rates for Part A Medicare patients that are in effect from July 1, 1998 through September 30, 1999. The Company's experience thus far under PPS indicates that the program has significantly increased compliance monitoring of patients acuity levels, the purchase and maintenance of sophisticated information systems to determine correct acuity levels, and the training of staff to monitor compliance and use new information systems. The expenses associated with the implementation and compliance of PPS have significantly decreased margins on Medicare residents.

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

     General and administrative costs rose $2,752,309 for the year ended December 31, 1997, to $7,367,125 versus $4,614,816 in 1996. Several expense categories experienced increases from 1996, due principally from increased activity surrounding acquisitions, and included management salaries and related costs, travel expenses, legal and audit fees, supplies, and corporate insurance. Also during the year, the Company settled two shareholder disputes for $485,000.

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

     The net loss for the year ended December 31, 1997 was $3,099,502 ($.29 basic and diluted per common share) versus a net loss of $2,226,292 ($.21 basic and diluted per common share) reported for the year ended December 31, 1996.

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

CAPITAL RESOURCES AND LIQUIDITY

     At December 31, 1998, the Company had a deficit of $16,854,523 in working capital compared to a $3,284,668 deficit at December 31, 1997. The decrease in working capital is primarily a result of the net loss of $7,809,343 for the year ended December 31, 1998; the reclassification of $5,000,000 in convertible debentures to a current liability due to the violation of certain covenants; and $3,000,000 in mortgage debt which is due in July 1999 becoming a current liability.

     During the years ended December 31, 1998 and 1997, the Company experienced significant operating losses and a decline in liquidity as a result of the operating losses incurred and investments made in new facilities. Management believes the operating losses were the result of (a) declines in census at specific facilities, (b) acquisition of troubled facilities requiring a period of time to turn around operations at those facilities, and (c) delays in collecting governmental receivables caused by the acquisition of new facilities requiring delayed filings for services rendered.

     To improve liquidity and enhance operations, management believes the following plans can be implemented:

     1) The Company has seven facilities which have no mortgage debt and believes that it can raise approximately $11,000,000 through mortgages or sale/leaseback financing;

     2) The Company has approximately $9,000,000 in marketable securities which have been financed principally on margin. Over the course of the year, the Company believes it can liquidate these securities and the related margin loan payable and realize approximately $1,500,000;

     3) At December 31, 1998, the Company was owed approximately $8,400,000 from related health care entities. Management expects that those entities will refinance certain facilities and remit approximately $3,100,000 to the Company;

     4) At December 31, 1998, the Company had a balloon payment of approximately $3,000,000 due during the next year. Management believes that it will be able to refinance this obligation;

     5) During 1998, the Company acquired or leased fourteen new facilities. Management anticipates focusing on turning around these new facilities, and enhancing profitability at all facilities by controlling expenditures and enhancing operating efficiencies.

     Management believes that the above items are achievable, however, it can provide no assurance that these items will occur. Completion of the financings noted above are subject to volatile market conditions, which have recently been unfavorable for the health care industry. Any significant changes to any of the facilities operations are subject to review and rescission by regulatory authorities.

     During the year ended December 31, 1998, cash used in operating activities was $12,863,818 as compared to $2,198,550 for the year ended December 31, 1997. The increase in cash used in operating activities of $10,665,268 for the year ended December 31, 1998, was primarily attributed to the net loss of $7,809,343 for the year ended December 31, 1998, gains on sales of investments of $11,129,000, an increase in deferred tax provision of

$968,017 and an increase in accounts receivables of $9,007,206 due to the increase in facilities from 1998. Cash provided by operating activities was primarily attributable to depreciation and amortization of $2,298,577 on the facilities; provision for bad debts of $4,749,309 on accounts receivable deemed uncollectible; the write-off of receivables from two hospital management contracts of approximately $3,000,000; and increases in accounts payable and accrued expenses of $9,053,108 as a result of the increase in the number of facilities operated in 1998.

     Cash used in investing activities during the year ended December 31, 1998, was $5,795,863. The expenditures were related to the acquisition of facilities and the purchase of property and equipment of $15,501,882; payments of deferred costs of $1,162,766 on the debt incurred to purchase the facilities; advances to related parties of $5,730,937; and the purchase of investments of $8,462,313 consisting of bond indentures which were subsequently sold. The related parties are companies controlled by Chris Brogdon, the Company's Chairman of the Board and Chief Executive Officer.
Cash provided by investing activities consisted primarily of proceeds from sale of aforementioned securities of $20,976,408, proceeds from sale of facilities of $2,171,686 and decreases in restricted investments of $1,862,503.

     Cash provided by financing activities during the year ended December 31, 1998, was $16,362,082. The sources of cash were proceeds of long-term debt and lines of credit of $22,964,762 and proceeds from issuance of common stock of $2,509,603. The Company's net borrowings from lines of credit was $6,887,040, with interest rates at prime plus 2.0% (9.75% at December 31, 1998). In addition to interest charges, the draws on the line of credit are subject to monthly management fees (.20% of the average previous months' loan balance) as well as monthly usage and commitment fees. Available borrowing at December 31, 1998, was $2,344,460 limited by a borrowing base which is 80% of "collectible" accounts receivable.

     Cash used in financing activities consisted of repayment of long-term debt of $7,046,106, and advances to related parties of $2,066,177, primarily Princeton Hospital in Orlando, Florida.

     At December 31, 1997, the Company had a deficit of $3,284,668 in working capital compared to a $12,525,447 deficit at December 31, 1996. The increase in working capital of $10,223,779 was due primarily to significant mortgage debt that was classified as a current liability for the year ended December 31, 1996, being refinanced as long-term debt for the year ended December 31, 1997.

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

     Cash provided by financing activities during the year ended December 31, 1997, was $21,189,141. The sources of cash related to proceeds of long-term debt and lines of credit of $36,194,951, proceeds from issuance of common stock of $3,580,476 from a private placement, and advances from related parties of $2,776,177. The related parties are companies controlled by Mr. Chris Brogdon. The Company's net borrowing from lines of credit was $3,189,755, with interest rates at prime plus 2% (10.50% at December 31, 1997). In addition to interest charges, the draws on the line of credit are subject to monthly management fees (.20% of the average previous months' loan balance) as well as a monthly usage fee and commitment fees. Available borrowing at December 31, 1997, was $6,810,245 limited by a borrowing base which is 80% of "collectible" accounts receivable. The Company incurred long-term debt of $33,005,196, due through 2020, with interest rates ranging from 8.00% to 11.88% collateralized by property and equipment of facilities. Cash used in financing activities consisted of repayment of long-term debt of $20,318,489, and the purchase of treasury stock of $1,043,974. The Company intends to use long-term debt financing in connection with the purchase of any additional facilities on terms which can be paid out of the cash flow generated by the property.

     The Company presently has no commitments for material capital expenditures. However, the Company intends to continue to lease, purchase and manage additional facilities in the future. The Company intends to use long-term debt financing in connection with the purchase of any additional facilities on terms which can be paid out of the cash flow generated by the property.

YEAR 2000 UPDATE

     The Company has been actively engaged in addressing Year 2000 Issues. Such issues relate to potential problems resulting from non-Year 2000 compliant systems processing transactions using two-digit date fields rather than four-digit date fields for the year of a transaction. If these systems are not identified and reconfigured, Year 2000 transactions would be processed as year "00," which could lead to processing inaccuracies and potential inoperability and could have a material adverse effect on the Company's business.

     As a result of the Company's recent expansion, many of the Company's communications and data processing systems are Year 2000 compliant. However, the Company has undertaken a Year 2000 Project to identify and modify any non-Year 2000 compliant systems.

     The Company has completed a comprehensive review of the internal Year 2000 issues it needs to address. From this review, the Company has established a timetable for the implementation of all necessary changes, and it expects to be completed by the summer of 1999. The status of material third party relationships on Year 2000 issues was also addressed. These relationships include the Company's main banking partner, the Health Care Financing Administration (HCFA), Medicaid reimbursements from individual states, and the outside payroll vendor.

     In discussions with our main bank, the Company has been informed that four stages of testing have already been completed. Furthermore, the Company was assured that final stages of testing would be completed well in advance of 2000 in order to make any necessary corrections that could have a material impact on our Company.

     Concerning HCFA and Medicare reimbursements, the Company has received information from a fiscal intermediary for the Medicare program that states "HCFA has a program to systematically assess, renovate and test each mission critical system in all its facilities, as well as those of each carrier and intermediary by December 31, 1998. This target date will have given HCFA a full year to fix any problems that might have escaped detection during renovation and testing. In addition, Medicare carriers and intermediaries will test their electronic data interchanges with the hospital information system, billing system, and billing service. This testing ensures that these systems interface and work properly with no interruption in claims and payments processing after the clock ticks at midnight on January 1, 2000."

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

     Information on other entities which interact with the Company is not available at this time, but it is felt that the four entities specifically identified above could potentialy have a material adverse impact on the Company if issues related to Year 2000 are not addressed successfully.

     To date, the Company has evaluated the potential internal cost of addressing Year 2000 issues, and estimates these costs will amount to approximately $5,000 to $20,000. These costs will be expensed when incurred and should not have an adverse impact on the Company's financial condition.

    No contingency plans have been established at this time should the Company or material third party relationships fail to resolve Year 2000 issues by the end of 1999. These plans will have to be addressed in the near future. Unforeseen difficulties may adversely affect the Company's ability to complete its systems modifications correctly, completely, on time or within its cost estimates. Additionally, there can be no assurance that third parties that the Company deals with will resolve their year 2000 issues completely and timely. Failure to compete the year 2000 project on time could have a material adverse affect on future operating results and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information with respect to Item 8 is contained in the Company's consolidated financial statements and are set forth herein beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No response required.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information about the directors and executive officers of the Company is contained in the following table:

       NAME                 AGE                POSITION

Chris Brogdon               50      Chairman of the Board, Chief Executive
                                    Officer and Director

Darrell C. Tucker           41      President and Director

Arthur Doloresco            48      President of NewCare Hospital Corporation

James H. Sanregret          48      Treasurer and Chief Financial Officer

James J. Andrews            40      Chief Operating Officer

Philip M. Rees              36      Secretary and General Counsel

Ashok Dalal                 59      Director

Dr. Kishor Karia            55      Director

Harlan Mathews              71      Director

Jeff M. Moore               40      Director

Mark P. Clein               39      Director

     All directors hold office until the next annual meeting of the shareholders of the Company or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors with no fixed terms of office.

     The Company presently has an Audit Committee and a Compensation Committee. The Audit Committee presently consists of Mark P. Clein, Jeff M. Moore and Ashok Dalal. The Compensation Committee presently consists of Dr. Kishor Karia, Harlan Mathews and Ashok Dalal.

     The following sets forth biographical information as to the business experience of each officer and director of the Company for at least the last five years.

     CHRIS BROGDON has served as a Director of the Company since February 19, 1997, and as Chief Executive Officer since July 1998. From October 1991 to June 1998, he served as President and a Director of Retirement Care Associates, Inc., a publicly-held company headquartered in Atlanta, Georgia, which was acquired by Sun Healthcare Group in June 1998. Mr. Brogdon has been involved in financing and operating long-term care facilities and assisted living/independent living communities since 1982. From 1969 until 1982, Mr. Brogdon was employed in the securities business as a retail salesman. Mr. Brogdon attended Georgia State University in Atlanta, Georgia. Since March 1987, Mr. Brogdon has been Secretary/Treasurer of Winter Haven Homes, Inc. ("WHH") and since August 1990, he has been Secretary/Treasurer of National Assistance Bureau, Inc. ("NAB"). Both WHH and NAB are engaged in the business of owning and operating long-term care facilities and assisted living/independent living communities.

     DARRELL C. TUCKER. Mr. Tucker has been President and a Director of the Company since July 1998. From October 1990 to June 1998, he was President of Capitol Care Management Company, Inc. ("Capitol Care"), a subsidiary of Retirement Care Associates, Inc. ("Retirement Care"). He also served as a Director of Retirement Care from November 1991 to June 1998, and as Treasurer of Retirement Care from November 1993 to June 1998. From July 1990 to October 1990, he was a consultant to Winter Haven Homes, Inc. From September 1988 to July 1990, he was a risk manager for Pruitt Corporation where he was involved in insurance management for 30 long-term health care facilities. From April 1987 to August 1988, he was Chief Financial Officer for Allgood Health Care, Inc. which managed 12 nursing home facilities. Mr. Tucker received a Bachelors Degree in Accounting from the University of Georgia in 1980.

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

     JAMES H. SANREGRET has served as Chief Financial Officer of the Company since June 1997 and as Treasurer since July 1998. Mr. Sanregret was previously employed by Delta Air Lines for 24 years. He was Treasurer of Delta from 1992 to May 1997. As Treasurer he was responsible for all Corporate Finance, Tax and Corporate Insurance activities on a global basis for the $12 billion airline. He was Assistant Vice President of Financial Planning in 1992 and was responsible for analyzing the economics of all proposed spending activities, preparation of projected income statement for quarterly Board of Directors meetings, and the development of expense levels and capital outlays for all major corporate acquisitions/mergers. From 1985 to 1992, he was the Director of Financial Planning. He coordinated all financial activities related to the acquisition of Western Airlines. He functioned as Manager of Financial Planning from 1981 to 1985, Analyst of Financial Planning from 1974 to 1981, and Accountant of Property Accounting from 1973 to 1974. Mr. Sanregret received a Bachelor of Business Administration from the University of Wisconsin in 1972.

     JAMES J. ANDREWS has served as Chief Operating Officer since July 1998. From June 1994 to July 1998, he was President of Retirement Management Corporation which became a wholly-owned subsidiary of Retirement Care Associates, Inc. in December 1993. Mr. Andrews received a Bachelors Degree in Music from Samford University in 1980.

     PHILIP M. REES has served as Secretary of the Company since April 1997 and General Counsel of the Company since July 1998. From June 1994 to June 1998, he was General Counsel for Retirement Care Associates, Inc. From May

1989 to June 1994, Mr. Rees was an attorney with the law firm of Vincent, Chorey, Taylor & Feil in Atlanta, Georgia. He received a Bachelors Degree in Economics in 1985 and a Juris Doctorate Degree in 1989 from the University of North Carolina.

     ASHOK DALAL has served as a Director of the Company since April 1994.
Mr. Dalal served as Chief Executive Officer of the Company from January 1997 to July 1998, and served as Executive Vice President from April 1994 to January 1997. He is presently practicing accounting with the firm of Ashok Dalal, P.C. Mr. Dalal was a private investor in several limited partnerships whose properties were managed by ANH. He has a B.S. Degree and a Master of Business Administration Degree.

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

     HARLAN MATHEWS has been a Director of the Company since February 1997. Since 1994 he has been a partner in the law firm of Farris, Mathews, Branan & Hellen, P.L.C., in Nashville, Tennessee. From 1993 to 1994, he served as a United States Senator from the State of Tennessee. From 1987 to 1993, he was Deputy to the Governor of Tennessee and Cabinet Secretary. From 1974 to 1987, Mr. Mathews was Treasurer of the State of Tennessee. He received a Bachelor's Degree in Business from Jacksonville State University in Alabama in 1949 and a Master's Degree in Public Administration from Vanderbilt University in 1950. Mr. Mathews received a law degree from the Nashville School of Law in 1962. Mr. Mathews currently serves as a Director of Murray Guard, Inc., a publicly-held company based in Jackson, Tennessee.

     JEFF M. MOORE has been a Director of the Company since July 1998. He is a limited partner of Apollo Advisors, L.P., Ares Management L.P. and Lion Advisors L.P., which act as managing general partner of Apollo Investment Fund, L.P., Ares Leveraged Investment Fund L.P. and AIF II, L.P., respectively, securities investment funds, and a financial advisor to and representative for certain institutional investors with respect to securities investments since 1992. From 1990 until joining Apollo, Mr. Moore was Vice President -- Investment Management at First Executive Corporation, where he was responsible for the management of a diversified securities portfolio. Prior to 1990, he was a Certified Public Accountant at Deloitte & Touche LLP, where he specialized in financial instruments and credit analysis. Mr. Moore also serves as Chairman of the Board and a Director of Multigraphics, Inc., a publicly-held company listed on the American Stock Exchange.

     MARK P. CLEIN has been a Director of the Company since July 1998. Since 1996, Mr. Clein has been Chief Financial Officer of PMR Corporation, a NASDAQ National Market System-listed company, which develops, manages and markets programs and services for individuals who have been diagnosed with serious mental illness, including outpatient, case management and chemical dependency programs. From 1982 to 1996, Mr. Clein was employed by several New York based investment banking firms, including Jefferies & Co., where he held the position of managing director of investment banking (specializing in the health care industry), Sprout Group, an affiliate of Donaldson, Lufkin and Jenrette, Inc., and Merrill Lynch Venture Capital, Inc., where he focused on early stage investing in the healthcare industry. Mr. Clein received a

Masters of Business Administration Degree from Columbia University in 1983 and a Bachelor's Degree from the University of North Carolina in 1981. He is also a Director of Children's Discovery Centers of America, Inc., which is publicly held.

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

     Chris Brogdon, Chairman of the Board, Chief Executive Officer and a Director, reported eight transactions late by amending Form 4's; Darrell C. Tucker, President and a Director, reported two Form 4 transactions late in a Form 5 filing; Jeff M. Moore, a Director, filed a Form 3 late; and James J. Andrews, Chief Operating Officer, filed a Form 3 late, and filed a Form 5 reporting the exempt grant of a stock option late.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information regarding the executive compensation for the Company's President, Chief Executive Officer, and each other Executive Officer who received compensation in excess of $100,000 for the years ended December 31, 1998, 1997 and 1996 from the Company and its subsidiaries.

                              SUMMARY COMPENSATION TABLE
                                                         LONG-TERM COMPENSATION
                        ANNUAL COMPENSATION              AWARDS         PAYOUTS
                       ---------------------       -------------------- --------
                                                             SECURITIES
                                                             UNDERLY-
                                          OTHER    RE-       ING                  ALL
                                          ANNUAL   STRICTED  OPTIONS/             OTHER
NAME AND PRINCIPAL                        COMPEN-  STOCK     SARs        LTIP     COMPEN-
   POSITION        YEAR  SALARY    BONUS  SATION   AWARD(S)  (NUMBER)    PAYOUTS  SATION
------------------ ----  ------    -----  -------  --------  ----------  -------  -------
Ashok Dalal,       1998  $ 26,000   -0-     -0-      -0-       25,000     -0-      -0-
 President<FN1>    1997  $ 24,167   -0-     -0-      -0-      225,000     -0-      -0-

Darrell C. Tucker, 1998  $150,000   -0-     -0-      -0-      100,000     -0-      -0-
 President<FN2>

Chris Brogdon,     1998  $150,000   -0-     -0-      -0-      200,000     -0-      -0-
 Chairman and
 CEO<FN3>

James H.           1998  $165,733   -0-     -0-      -0-       75,000     -0-      -0-
 Sanregret,
 Treasurer and CFO

Philip M. Rees,    1998  $137,500   -0-     -0-      -0-      120,000     -0-      -0-
 Secretary and
 General Counsel<FN4>



Timothy Beaulieu,  1998  $216,500   -0-     -0-      -0-       50,000     -0-      -0-
 Vice President<FN5>

James J. Andrews   1998  $137,500   -0-     -0-      -0-      100,000     -0-      -0-
 Chief Operating
 Officer

Arthur Doloresco,  1998  $335,417   -0-     -0-      -0-       75,000     -0-    $2,786
 President of                                                                     <FN10>
 Subsidiary <FN7>  1997  $121,875 $10,000 135,000    -0-       50,000     -0-    $4,884
                                          <FN8>      <FN9>                        <FN10>

Robert Bell, Sr.,  1996  $ 96,000   -0-     -0-       --         --        --      -0-
 President<FN11>
-----------------

<FN1>
Mr. Dalal was President from January 1997 to July 1998.
<FN2>
Mr. Tucker became President in July 1998.
<FN3>
Mr. Brogdon became Chief Executive Officer in July 1998.
<FN4>
Mr. Rees became Secretary in April 1997 and General Counsel in July 1998.
<FN5>
Mr. Beaulieu resigned in October 1998.
<FN6>
Mr. Andrews became Chief Operations Officer in July 1998.
<FN7>
Mr. Doloresco became President of the Company's 1997 NewCare Hospital Subsidiary on
during August 1997.
<FN8>
Includes $26,500 paid for Mr. Doloresco's moving expenses and $108,600 which represents the net cost to the Company of purchasing his former residence from him and reselling
it.
<FN9>
Does not include the value of restricted stock of NewCare Hospital Corporation, a majority-owned subsidiary of the Company, issued to Mr. Doloresco pursuant to his employment agreement.  Please see the description of that agreement under the heading
"EMPLOYMENT AGREEMENTS" below.
<FN10>
Represents amounts paid for a term life insurance policy provided for the benefit of Mr.
Doloresco.
<FN11>
Mr. Bell resigned as President on January 3, 1997.

                           OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                     INDIVIDUAL GRANTS
                                                                       POTENTIAL
                                                                       REALIZABLE
                                   PERCENT                             VALUE AT ASSUMED
                     NUMBER OF     OF TOTAL                            ANNUAL RATES
                     SECURITIES    OPTIONS/SARs  EXERCISE              OF STOCK PRICE
                     UNDERLYING    GRANTED TO    OR BASE               APPRECIATION
                     OPTIONS/SARs  EMPLOYEES IN  PRICE    EXPIRATION   FOR OPTION TERM
NAME                 GRANTED(#)    FISCAL YEAR   ($/SH)   DATE         5%($)    10%($)
----------------     ------------  ------------  -------  ----------- -------- --------
Ashok Dalal             25,000        1.5%       $3.00      4/6/03    $20,750  $ 45,750

Darrell C. Tucker      100,000        5.9%       $2.188     9/1/03     60,500   133,600

Chris Brogdon          200,000       11.8%       $2.188     9/1/03    121,000   267,200

James H. Sanregret      75,000        4.4%       $2.188     9/1/03     45,375   100,200

Philip M. Rees          20,000        1.2%       $3.00      4/6/03     16,600    36,600
                       100,000        5.9%       $2.188     9/1/03     60,500   133,600

Timothy Beaulieu        50,000        3.0%       $3.03      7/8/03     42,000    92,500

James J. Andrews       100,000        5.9%       $2.188     9/1/03     60,000   133,600

Arthur Doloresco        75,000        4.4%       $2.188     9/1/03     45,375   100,200

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                             SECURITIES
                                             UNDERLYING      VALUE OF UNEXER-
                    SHARES                   UNEXERCISED      CISED IN-THE
                   ACQUIRED                   OPTIONS         MONEY OPTIONS/
                      ON                   SARs AT FY-END     SARs AT FY-END
                   EXERCISE     VALUE       EXERCISABLE/       EXERCISABLE/
    NAME           (NUMBER)    REALIZED     UNEXERCISABLE     UNEXERCISABLE
----------------   --------    --------    --------------    ---------------

Ashok Dalal          -0-          --        250,000 / 0          $ 0 / 0
Darrell C. Tucker    -0-          --        270,000 / 0          $ 0 / 0
Chris Brogdon        -0-          --        575,000 / 0          $ 0 / 0
James H. Sanregret   -0-          --        125,000 / 0          $ 0 / 0
Philip M. Rees       -0-          --        220,000 / 0          $ 0 / 0
Timothy Beaulieu     -0-          --        125,000 / 0          $ 0 / 0
James J. Andrews     -0-          --        270,000 / 0          $ 0 / 0
Arthur Doloresco     -0-          --        125,000 / 0          $ 0 / 0

     Except for the Company's 1997 Stock Option Plan described below, the only benefit plan presently offered involves a major medical plan, which is made available to all full-time employees on a non-discriminatory basis.

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

     Effective July 8, 1997, the Company entered into a three-year employment agreement with Timothy J. Beaulieu, and became Vice President of the Company in charge of all long-term care facility operations. He resigned effective October 1998, but will continue to serve as a consultant through June 30, 1999, at his full salary. Under his agreement, Mr. Beaulieu received an annual salary of $175,000 during the first year of the agreement, and will receive $200,000 during the second year. He also received stock options to purchase 125,000 shares of the Company's Common Stock in connection with the agreement. Mr. Beaulieu has agreed to keep certain information confidential and that for a period of one year following the termination of his employment he will not serve in an executive capacity for any business which is engaged in a similar business to the Company in its region without the Company's consent.

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

     Effective July 1, 1998, the Company entered into Employment Agreements with Chris Brogdon, Chairman of the Board and Chief Executive Officer; Darrell
C. Tucker, President; Philip M. Rees, Secretary and General Counsel; James Andrews, Chief Operations Officer. Each of these agreements are for initial terms of three years but unless either party gives notice at least 60 days prior to the end of any term year, the agreement will be automatically extended for an additional year, thereby maintaining a term of three years.
In the event that any of these employment agreements are terminated by the Company without cause, or by the employee for "Good Reason", as defined in the agreement, or in the event of "Terminating Event", as defined in the agreement, including a take over of the Company, the employee is entitled to a lump sum payment equal to all amounts of compensation and benefits which would have been paid over the remaining term of the agreement. In the event of termination due to disability, the employee is entitled to receive his salary for one year. The agreements provide that the Company will provide life insurance policies in the face amount of $2,000,000 for each employee's benefit at the Company's expense. Mr. Brogdon's initial annual salary is $300,000; Mr. Tucker's initial annual salary is $300,000; Mr. Rees' initial annual salary is $275,000; and Mr. Andrews' initial annual salary is $275,000. The Employment Agreements provide for certain annual salary increases and a specified number of options to be granted annually. However, each of these four employees has agreed to waive the automatic annual salary increases and the granting of automatic annual options until such time as each individual and the Board of Directors of the Company has agreed to a methodology related to the performance of the Company and/or specific performance by the employee.

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

     The 1997 Plan allows the Board to grant stock options from time to time to employees, officers and directors of the Company and consultants to the Company. The Board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are employees of the Company. Vesting provisions are determined by the Board at the time options are granted. The total number of shares of Common Stock subject to options under the 1997 Plan may not currently exceed 2,000,000, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. The option price may be satisfied by the payment of cash, or where approved by the Board of Directors, in its sole discretion and where permitted by law: (a) by cancellation of indebtedness of the Company to the holder; (b) by surrender of shares of Common Stock of the Company having a Fair Market Value equal to the exercise price of the option that have been owned by holder for more than six months, or were obtained by the holder in the open public market; (c) by waiver of compensation due or accrued to the holder for services rendered; (d) provided that a public market for the Company's stock exists, through a "same day sale" commitment from the holder and a broker-dealer whereby the holder irrevocably elects to exercise the option and to sell a portion of the shares so purchased to pay for the exercise price and the broker-dealer irrevocably commits upon receipt of such shares to forward the exercise price directly to the Company; (e) provided that a public market for the Company's stock exists, through a "margin" commitment from the holder and a broker-dealer whereby the holder irrevocably elects to exercise the option and to pledge the shares so purchased to the broker-dealer in a margin account, and the broker-dealer irrevocably commits upon receipt of such shares to forward the exercise price directly to the Company; or (f) by any combination of the foregoing.

     The Board of Directors may amend the 1997 Plan at any time, provided that the Board may not amend the 1997 Plan to materially increase the number of shares available under the 1997 Plan, materially increase the benefits accruing to Participants under the 1997 Plan, or materially change the eligible class of employees without shareholder approval.

     As of December 31, 1998, stock options had been granted under the 1997 Plan to purchase an aggregate of 1,987,500 shares of Common Stock at prices ranging from $2.156 to $4.85 per share.

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

   NAME AND ADDRESS                 AMOUNT OF BENEFICIAL        PERCENTAGE
  OF BENEFICIAL OWNER                     OWNERSHIP              OF CLASS
-----------------------------       --------------------        ----------
Ashok Dalal                             1,181,469<FN1>              9.5%
3703 Bridge Road
Cooper City, FL  33026

Dr. Kishor Karia                          926,138<FN2>              7.6%
11001 Pines Blvd., Suite 106
Pembroke Pines, FL  33024

Darrell C. Tucker                         470,000<FN3>              4.8%
6000 Lake Forrest Drive, Suite 200
Atlanta, GA  30328

Chris Brogdon                           2,928,365<FN4>             23.1%
6000 Lake Forrest Drive, Suite 200
Atlanta, GA  30328

Harlan Mathews                             25,000<FN5>              0.2%
420 Hunt Club Road
Nashville, TN  37221

Arthur Doloresco                          125,000<FN6>              1.4%
6000 Lake Forrest Drive, #315
Atlanta, GA  30328

James H. Sanregret                        165,476<FN7>               1.4%
6000 Lake Forrest Drive, #315
Atlanta, GA  30328

Philip M. Rees                            304,000<FN8>               2.5%
6000 Lake Forrest Drive, Suite 200
Atlanta, GA  30328

James J. Andrews                          395,000<FN9>               3.2%
6000 Lake Forrest Drive, Suite 200
Atlanta, GA  30328

Jeff M. Moore                                   0                     --
1999 Avenue of the Stars, Suite 1900
Los Angeles, CA  90067

Mark P. Clein                                   0                     --
3990 Old Town Avenue
San Diego, CA  92110

Veena Holdings, Ltd.<FN10>                901,138                   7.4%
1101 Pines Blvd., Suite 106
Pembroke Pines, FL  33024

Dr. Diraj Patel                           932,888<FN11>             7.7%
11801 N. Island Road
Pembroke, FL  33026


Pro Futures Bridge Capital Fund,        1,000,002<FN12>             8.0%
  L.P.
5350 S. Roslyn Street, Suite 350
Englewood, CO  80111

Renaissance Capital Group, Inc.         1,512,336<FN13>            11.1%
Suite 210-LB59
8080 North Central Expressway
Dallas, TX  75206

All Directors and Executive             6,520,448                  46.4%
Officers as a Group (11 Persons)
-------------------

<FN1>
Includes 900,000 shares held directly; an aggregate of 31,469 shares held of record by certain family members of Mr. Dalal; and 250,000 shares underlying stock options held by Mr. Dalal.
<FN2>
Represents 901,138 shares held by Veena Holdings, Ltd., a partnership owned by Dr. Karia and his family, and 25,000 shares underlying stock options held by Dr. Karia.
<FN3>
Includes 50,000 shares held directly; 35,000 shares held by Mr. Tucker's wife; 115,000 shares held by a trust of which Mr. Tucker's wife is trustee; and 270,000 shares underlying stock options held by Mr. Tucker.
<FN4>
Includes 1,092,278 shares owned by Mr. Brogdon; 407,600 shares owned by Mr. Brogdon's wife, Connie Brogdon; 295,987 shares of Common Stock which represents 50% of the shares held by Winter Haven Homes, Inc., of which Connie Brogdon is a 50% owner; 22,000 shares held by trusts of which Connie Brogdon is the beneficial owner; 575,000 shares underlying currently exercisable stock options held by Mr. Brogdon; and 535,500 shares underlying options Mr. Brogdon holds to purchase stock from another shareholder.
<FN5>
Represents 25,000 shares underlying stock options held by Mr. Mathews.
<FN6>
Represents 125,000 shares underlying stock options held by Mr. Doloresco.
<FN7>
Includes 40,476 shares owned by Mr. Sanregret and 125,000 shares underlying stock options held by him.
<FN8>
Includes 50,000 shares held by Mr. Rees; 4,000 shares held by his wife; 220,000 shares underlying stock options held by Mr. Rees; and 30,000 shares underlying stock options held by his wife.
<FN9>
Includes 125,000 shares held by Mr. Andrews and 270,000 shares underlying stock options held by him.
<FN10>
The shareholders of Veena Holdings, Ltd. are Dr. Kishor Karia, Veena Karia, Ojus Karia and Tajus Karia.
<FN11>
Includes 801,138 shares held in the name of Dr. Patel's wife, Pravinagauri Patel; 26,750 shares held in the Karia & Patel Stirling Health Center Annuity Plan for the benefit of Mr. Patel; 80,000 shares held jointly by Dr. Patel and his wife; and 25,000 shares underlying stock options held by Mr. Patel.
<FN12>
Includes 666,668 shares held directly and 333,334 shares underlying warrants held by Pro Futures Bridge Capital Fund, L.P.


<FN13>
Includes 200,000 shares underlying stock options held by Renaissance Capital, Group, and 1,312,336 shares issuable upon the conversion of Convertible Debentures held by two entities controlled by Renaissance Capital Group, Inc. The number of shares issuable upon the conversion of the Convertible Debentures may be increased in April or May 1998 as a result of an adjustment to the conversion price based on the weighted average closing price of the Company's Common Stock for the 21 consecutive trading days following the announcement of the financial results for the year ended December 31, 1998.

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

LOANS TO PURCHASE STOCK

     In June 1997, the Company loaned an aggregate of $990,000 to five individuals to allow them to purchase shares of the Company's Common Stock from Matthew Carroll and certain other shareholders. The loans bear interest at 10% per annum and were originally due on June 30, 1998, but were extended to December 31, 2000. Included in these loans are loans to Chris Brogdon, Chairman of the Board and a principal shareholder of the Company, in the principal amount of $562,500; and Philip M. Rees, who is now Secretary and General Counsel of the Company, in the principal amount of $75,000. In connection with the extension of these loans, the loans were secured by the interests in Renaissance Senior Living, Inc. held by the borrowers.

AGREEMENTS AND TRANSACTIONS WITH RENAISSANCE SENIOR LIVING, INC.

     On February 17, 1997, the Company entered into a Management Agreement with Renaissance Senior Living, Inc. ("Renaissance"), pursuant to which Renaissance agreed to manage all of the Company's long-term care facilities and assisted living/independent living facilities. Renaissance was to be paid a monthly fee for each facility equal to 25% of the increase in profit (a decrease in loss) at the facility as compared to the profit (or loss) at the facility as of December 31, 1996, but the fee was not to exceed 6% of the gross operating revenues of the facility for that month. The agreement terminated on December 31, 1997, and this arrangement ended. During the year ended December 31, 1997, Renaissance earned no fees under this agreement because none of the facilities had the requisite improvement. Renaissance is owned by Chris Brogdon (20%), Edward E. Lane (20%), Darrell Tucker (17%), James J. Andrews (15%), Philip M. Rees (13%), and other employees of the Company. Chris Brogdon and Darrell C. Tucker, officers and directors of the Company, are also directors of Renaissance.

     In December 1997, Renaissance formed Conyers Retirement, L.P., a Georgia limited partnership for the purpose of constructing a senior living community on a 10 acre tract of raw land in Conyers, Georgia. Renaissance serves as General Partner of the partnership and holds 99% of the interest in the partnership, and the Company is the sole limited partner and holds 1% of the interest in the partnership for which it contributed $1.00. Since the formation of the partnership, the Company has also contributed approximately $300,000 and guaranteed $9 million in the Development Authority of Rockdale County First Mortgage Revenue Bonds (Conyers Retirement, L.P. Project), the net proceeds of which were loaned to the partnership to finance the construction of a 132 unit senior living community on the site. The Company entered into an agreement to manage the facility for which it will receive a fee of 5% of the facility's gross revenues. As part of the management agreement the Company will agree to make non-interest bearing advances to Conyers Retirement, L.P. to the extent that revenues generated by the facility are not sufficient to pay its current expenses and required principal and interest under the bonds. The facility opened in March 1999.

     During 1998, the Company provided management services for two facilities owned by Renaissance for which the Company was paid a total of $61,500. In addition, the Company has made non-interest bearing advances to Renaissance, which at December 31, 1998, totaled $2,114,000.

ADVANCES TO AND FROM OTHER AFFILIATED ENTITIES

     In addition to Retirement Senior Living, Inc., the Company periodically advances and borrows money on a short-term basis with entities owned or controlled by certain of the Company's Executive Officers and Principal

Shareholders. At December 31, 1998, approximately $3,150,000 was due from such entities and $425,000 was due to such entities. These amounts do not bear interest.

                         Amount Owed
   Name of Entity        to Company           Nature of Affiliation
   --------------        -----------          ---------------------

Brentwood Healthcare,    $2,509,000      Owned 50% by an entity affiliated
 LLC                                     with Chris Brogdon, Chairman of
                                         the Board and Chief Executive
                                         Officer, and his son; 25% by
                                         Edward E. Lane, a shareholder;
                                         25% by Darrell C. Tucker,
                                         President of the Company

Gordon Jensen Health     $  169,000      A non-profit corporation of which
 Care Associates, Inc.                   Edward E. Lane, a shareholder,
                                         is President

Chamber Health Care      $   20,000      A non-profit corporation of which
 Society, Inc.                           Edward E. Lane, a shareholder,
                                         is President

Southeastern Cottages,   $   18,000      Owned 50% by Chris Brogdon,
 Inc.                                    Chairman of the Board and Chief
                                         Executive Officer, and 50% by
                                         Edward E. Lane, a shareholder

Winter Haven Homes,      $  434,000      Owned 50% by Connie Brogdon, wife
 Inc.                    ----------      of Chris Brogdon, Chairman of the
                                         Board and Chief Executive Officer,
                                         and 50% by Edward E. Lane, a
                                         shareholder
     Total               $3,150,000

                          Amount Due
   Name of Entity        From Company          Nature of Affiliation
   --------------        -------------         ---------------------

Retirement Group LLC       $425,000      Owned 41.8% by Chris Brogdon and
                                         his wife; 10% by Winter Haven
                                         Homes, Inc.; 41.1% by a company
                                         owned by Edward E. Lane; 3.5% by
                                         Darrell C. Tucker; and 1.8%
                                         by James J. Andrews, Chief
                                         Operating Officer of the Company

TRANSFER OF PROPERTIES TO AFFILIATES

     Effective June 30, 1998, the Company sold its interests in the Fitzgerald Nursing Center in Fitzgerald, Georgia, and the Pleasant View Nursing Center in Metter, Georgia, to Brentwood Healthcare, LLC, which is owned 50% by an entity affiliated with Chris Brogdon, Chairman of the Board and Chief Executive

Officer, and his son; 25% by Edward E. Lane, a Shareholder; and 25% by Darrell
C. Tucker, President of the Company. These facilities were sold in exchange for the assumption of liabilities associated with these facilities. At the time of the sale, the liabilities exceeded the value of the assets by approximately $1,400,000. This transaction was approved by the Audit Committee of the Board of Directors.

     Effective September 1, 1998, the Company purchased Pasco Nursing Center, a 40-bed nursing home in Dade City, Florida, for $1,000,000. During December of 1998, the facility was sold to an affiliated entity for $1,250,000. The Company continues to manage this facility under a management contract.

LOANS TO OFFICERS

     During the year ended December 31, 1998, the Company loaned $186,000 to James J. Andrews, Chief Operating Officer, and $90,000 to Darrell C. Tucker, President and Director of the Company. These amounts do not bear interest.

GUARANTEES BY AFFILIATES

     Chris Brogdon, the Company's Chairman of the Board and Chief Executive Officer, has personally guaranteed loans to the Company and leases of facilities used by the Company.

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

     In September 1995, the Company exercised an option to purchase the Emory Nursing Center in exchange for $300,000 in cash and the assumption of approximately $500,000 in debt. The $300,000 was raised by borrowing the money from Karen Hagan. The $300,000 loan bears interest at 10% and is payable in monthly payments of interest only through September 15, 1998, when all principal and any accrued interest is due. The $500,000 note payable matured in February 1996, and was refinanced with a loan from Retirement Care Associates, Inc. bearing interest at 9%. Accrued interest and principal were due in February 1997. This note has been converted to a demand note. Two of the Company's directors were then also directors of Retirement Care Associates, Inc.

     In October 1995, the Company borrowed $600,000 from Karen Hagan to purchase Suncoast Nursing Home. The promissory note bears interest at 10% per annum and is payable interest only until April 15, 1998, when it was due. The note was secured by a mortgage on Suncoast Nursing Home. The note was repaid during 1998.

     In August 1995, the Company borrowed $225,000 from Karen Hagan to purchase real estate adjacent to the Emory Nursing Center. Thirty thousand dollars ($30,000) was repaid during January 1997. A $190,000 note bears interest at 10% and is payable in monthly installments of interest only through October 1, 1999, when all principal and any accrued interest is due. The note is collateralized by the real estate.

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

LOAN FROM RETIREMENT CARE ASSOCIATES, INC.

     During February 1996, Retirement Care Associates, Inc. ("RCA") loaned the Company $500,000 pursuant to a one-year promissory note with 9% interest secured by an interest in the Emory Nursing facility. The note was converted to a 30-day demand note with interest payable monthly and was paid in full during August 1997. Chris Brogdon and Harlan Mathews, directors of the Company, were also directors of RCA, and Chris Brogdon was President and a principal shareholder of RCA.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  1.  The following financial statements are filed herewith:

                                                                  Page(s)

Independent Auditors' Reports                                     F-1 - F-2

Consolidated Balance Sheets                                       F-3 - F-4

Consolidated Statements of Operations                             F-5

Consolidated Statements of Changes in Stockholders' Equity        F-6

Consolidated Statements of Cash Flows                             F-7 - F-8

Notes to Consolidated Financial Statements                        F-9 - F-36

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

10.14    Employment Agreement        Incorporated by reference to
         with Timothy Beaulieu       Exhibit 10.14 to the Company's
                                     Annual Report on Form 10-K for
                                     the year ended December 31, 1997

10.15    Employment Agreement        Incorporated by reference to
         with James H. Sanregret     Exhibit 10.15 to the Company's
                                     Annual Report on Form 10-K for
                                     the year ended December 31, 1997

10.16    Employment Agreement        Incorporated by reference to
         with Arthur Doloresco       Exhibit 10.16 to the Company's
                                     Annual Report on Form 10-K for
                                     the year ended December 31, 1997

10.17    1997 Stock Option Plan      Incorporated by reference to
                                     Exhibit 10.17 to the Company's
                                     Annual Report on Form 10-K for
                                     the year ended December 31, 1997

10.18    Convertible Loan Agree-     Incorporated by reference to
         ment among the Company      Exhibit 10.18 to the Company's
         and Renaissance Capital     Annual Report on Form 10-K for
         Growth & Income Fund        the year ended December 31, 1997
         III, Inc., et al. and
         Convertible Debentures

10.19    Loan Agreement with         Incorporated by reference to
         Nationwide Health Prop-     Exhibit 10.19 to the Company's
         erties, Inc. and Secured    Annual Report on Form 10-K for
         Promissory Note             the year ended December 31, 1997

10.20    Loan and Security Agree-    Incorporated by reference to
         ment with HCFP Funding,     Exhibit 10.20 to the Company's
         Inc.                        Annual Report on Form 10-K for
                                     the year ended December 31, 1997

10.21    Guarantee Agreement for     Incorporated by reference to
         Conyers Retirement, L.P.    Exhibit 10.21 to the Company's
                                     Annual Report on Form 10-K for
                                     the year ended December 31, 1997

10.22    Lease Agreement with        Filed herewith electronically
         CarrAmerica Realty
         Corporation, as amended

10.23    Executive Employment        Filed herewith electronically
         Agreement with Christopher
         F. Brogdon, as amended


10.24    Executive Employment        Filed herewith electronically
         Agreement with Darrell C.
         Tucker, as amended

10.25    Executive Employment        Filed herewith electronically
         Agreement with James
         J. Andrews, as amended

10.26    Executive Employment        Filed herewith electronically
         Agreement with Philip M.
         Rees, as amended

21       Subsidiaries of the         Filed herewith electronically
         Registrant

27       Financial Data Schedule     Filed herewith electronically

    (b) REPORTS ON FORM 8-K. The Company filed one report on Form 8-K during the quarter ended December 31, 1998. That Report, dated November 20, 1998, reported information under Item 4 - Changes in Registrant's Certifying Accountants.

                          Independent Auditors' Report




Board of Directors
NewCare Health Corporation and Subsidiaries
Atlanta, Georgia


We have audited the accompanying consolidated balance sheets of NewCare Health Corporation and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet as of December 31, 1997 and the consolidated statements of operations, stockholders' equity and cash flows of NewCare Health Corporation and subsidiaries for the years ended of December 31, 1997 and 1996 were audited by other auditors whose opinion, dated March 17, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewCare Health Corporation and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 23 to the financial statements, the Company has suffered recurring losses from operations, is in violation of certain of its debt covenants and has a minimal net worth that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 23. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Cherry Bekaert & Holland, L.L.P.

Greensboro, North Carolina,
March 5, 1999

LANEY
BOTELER &
KILLINGER
----------------------------
Certified Public Accountants


                          INDEPENDENT AUDITORS' REPORT

Board of Directors
NewCare Health Corporation and Subsidiaries
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of NewCare Health Corporation and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 1997 and 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewCare Health Corporation and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

/s/ Laney Boteler & Killinger
Laney, Boteler & Killinger

Atlanta, Georgia
March 17, 1998

100 Ashford Center North - Suite 310 - Atlanta, Georgia 30338 - 7790/394-8000

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets
                         December 31, 1998 and 1997

                                                    1998          1997
                                                 -----------   -----------
Assets
  Current assets:
    Cash and cash equivalents                    $         -   $ 2,297,599
    Accounts receivable, net of allowance
     for doubtful accounts of $2,238,000
     and $976,600                                  8,827,216     4,569,319
    Other receivables                                701,616       160,113
    Notes receivable - related parties               988,062     1,039,500
    Due from related party, net of allowance
     for doubtful accounts of $1,285,800 in 1998   8,365,775     1,201,063
    Marketable securities                          9,017,067     9,100,000
    Restricted investments                                 -       469,119
    Inventory                                        360,939       132,680
    Deferred taxes                                 1,199,539       412,204
    Prepaid expenses                               1,633,408       873,130
                                                 -----------   -----------
      Total current assets                        31,093,622    20,254,727
                                                 -----------   -----------

Property and equipment, net                       54,696,875    42,972,686
                                                 -----------   -----------
Other assets:
    Other investments                                      -       983,000
    Deferred loan costs                            1,945,193     1,257,427
    Deferred lease costs                             475,000             -
    Goodwill                                       1,874,815     1,219,039
    Organizational costs                                   -        76,016
    Lease acquisition costs                           74,561             -
                                                 -----------   -----------
                                                   4,369,569     3,535,482
    Less accumulated amortization                    772,142       464,733
                                                 -----------   -----------
    Deferred costs, net                            3,597,427     3,070,749

    Deposits                                       1,376,048       926,511
    Restricted investments, less current
     portion                                         150,302     1,543,686
                                                 -----------   -----------
      Total other assets                           5,123,777     5,540,946
                                                 -----------   -----------
      Total assets                               $90,914,274   $68,768,359
                                                 ===========   ===========



See accompanying notes to consolidated financial statements.

                 NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          December 31, 1998 and 1997

                                                     1998         1997
                                                 -----------   -----------
Liabilities and Shareholders' Equity
  Current liabilities:
    Bank overdraft                               $    40,935   $         -
    Note payable                                   1,468,000             -
    Current maturities of long-term debt           4,433,801     1,380,735
    Borrowings under line of credit                7,655,540     3,189,755
    Due to broker                                  7,693,908     6,740,653
    Accounts payable                              11,921,199     6,163,548
    Accrued expenses                               6,543,049     3,288,527
    Due to related parties                           710,000     2,776,177
    Convertible debentures                         5,000,000             -
    Deferred gain                                  2,481,713             -
                                                 -----------   -----------
      Total current liabilities                   47,948,145    23,539,395
                                                 -----------   -----------
  Long-term debt, net of current maturities       41,233,386    39,754,836
                                                 -----------   -----------
  Minority interest in subsidiary                          -        13,900
                                                 -----------   -----------
  Commitments and contingencies

  Shareholders' equity
    Common stock, par value, $.02; 50,000,000
     shares authorized; 12,128,524 and
     11,372,524 shares outstanding,
     respectively                                    242,570       227,350
    Additional paid-in capital                    15,507,833    11,579,675
    Accumulated deficit                          (14,984,232)   (7,174,889)
    Other comprehensive income                       966,572       828,092
                                                 -----------   -----------
      Total shareholders' equity                   1,732,743     5,460,228
                                                 -----------   -----------
      Total liabilities and shareholders'
       equity                                    $90,914,274   $68,768,359
                                                 ===========   ===========















See accompanying notes to consolidated financial statements.

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Operations
                 Years ended December 31, 1998, 1997, and 1996

                                                  1998          1997          1996
                                               -----------   -----------   -----------
Revenue:
  Net patient service revenue                  $63,228,244   $32,359,366   $28,194,431
  Management fee revenue                         2,481,137       503,577             -
  Other operating revenue                          700,359       121,987       489,273
                                               -----------   -----------   -----------
      Total operating revenue                   66,409,740    32,984,930    28,683,704
                                               -----------   -----------   -----------
Operating expenses:
  Cost of patient services                      50,119,847    24,913,670    20,095,723
  Lease expense                                  4,230,949       771,427       709,542
  Shareholder settlements                                -       485,000             -
  General and administrative                    17,165,436     7,367,125     4,614,816
  Provision for bad debts                        4,749,309     1,194,780       203,937
  Depreciation and amortization                  2,298,577     1,196,000     1,076,740
                                               -----------   -----------   -----------
      Total operating expenses                  78,564,118    35,928,002    26,700,758
                                               -----------   -----------   -----------
Operating income (loss)                        (12,154,378)   (2,943,072)    1,982,946
                                               -----------   -----------   -----------
Other income (expense)
  Investment income                             11,105,865       794,214        83,828
  Interest expense                              (7,742,747)   (3,148,460)   (1,912,838)
                                               -----------   -----------   -----------
      Other income (expense), net                3,363,118    (2,354,246)   (1,829,010)
                                               -----------   -----------   -----------
Income (loss) before minority interest,
  income taxes, discontinued operations
  and extraordinary item                        (8,791,260)   (5,297,318)      153,936
Minority interest in subsidiary                     13,900       (13,900)            -
                                               -----------   -----------   -----------
Income (loss) before income taxes,
  discontinued operations and extraordinary
  item                                          (8,777,360)   (5,311,218)      153,936
Income tax benefit (provision)                     968,017     1,331,865       (54,000)
                                               -----------   -----------   -----------
Income (loss) before discontinued operations
  and extraordinary item                        (7,809,343)   (3,979,353)       99,936
Discontinued operations
  Income (loss) from discontinued business
    segment net of income tax benefit of
    $23,000 in 1996                                      -             -      (970,430)
  Loss on disposal of discontinued business
    segment net of income tax benefit of $31,000         -             -    (1,355,798)
                                               -----------   -----------   -----------
Loss before extraordinary item                  (7,809,343)   (3,979,353)   (2,226,292)
Extraordinary item - Gain on forgiveness
  of debt, net of income tax expense of
  $473,765                                               -       879,851             -
                                               -----------   -----------   -----------
Net loss                                       $(7,809,343)  $(3,099,502)  $(2,226,292)
                                               ===========   ===========   ===========
Basic and dilutive net income (loss) per
  common share from:
    Income (loss) before extraordinary
     item and discontinued operations          $      (.65)  $      (.37)  $       .01
    Net loss                                   $      (.65)  $      (.29)  $      (.21)

Weighted average number of common shares
  outstanding                                   12,074,995    10,769,829    10,667,524
                                               ===========   ===========   ===========

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Changes in Shareholders'
                      Equity and Other Comprehensive Income
                  Years Ended December 31, 1998, 1997, and 1996

                                                                        Accumu-
                                                                        lated
                                                                        Other
                                            Additional                  Compre-                Total
                           Common Stock      Paid-In      Accumulated   hensive   Treasury   Shareholders'
                       Shares     Amount     Capital        Deficit     Income    Stock        Equity
                     ----------  --------  -----------  ------------   --------  ----------  -----------
Balance at December
  31, 1995           10,667,524  $213,350  $ 9,055,724  $( 1,849,095)  $         $  (50,000)  $7,369,979

Net loss for 1996                                         (2,226,292)                         (2,226,292)
                     ----------  --------  -----------  ------------   --------  ----------  -----------
Balance at December
31, 1996             10,667,524   213,350    9,055,724    (4,075,387)         -     (50,000)   5,143,687

Comprehensive loss
 Net loss                                                 (3,099,502)                         (3,099,502)
 Other Comprehensive
  income-
   Unrealized gain
   on securities
   available for
   sale, net of tax                                                    828,092                   828,092

Purchase of common
 stock from related
 party                 (869,978)                                                 (1,043,974)  (1,043,974)

Issuance of common
 stock:
  To related parties    869,978                                                   1,043,974    1,043,974
  Compensation for
   services                   -                 15,783                               50,000       65,783
  Other                  10,000       200       22,200                                            22,400
  Private placements    695,000    13,800    2,485,968                                         2,499,768
                     ----------  --------  -----------  ------------   --------  ----------  -----------
Balance at December
31, 1997             11,372,524   227,350   11,579,675    (7,174,889)   828,092           -    5,460,228

Comprehensive loss
 Net loss                                                 (7,809,343)                         (7,809,343)
 Other Comprehensive
  income-
   Unrealized gain
   on securities
   available for
   sale, net of tax                                                     138,480                  138,480

Issuances of common
 stock:
  Private placements    666,668    13,433    2,296,066                                         2,309,499
  Exercise of options    89,332     1,787      198,317                                           200,104

Disposition of
 Subsidiaries                                1,433,775                                         1,433,775
                     ----------  --------  -----------  ------------   --------  ----------  -----------

Balance at December
31, 1998             12,128,524  $242,570  $15,507,833  $(14,984,232)  $966,572  $        -  $ 1,732,743
                     ==========  ========  ===========  ============   ========  ==========  ===========


See accompanying notes to consolidated financial statements.

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 Years Ended December 31, 1998, 1997, and 1996

                                                  1998          1997          1996
                                               -----------   -----------   -----------
Cash flows from operating activities
  Net loss                                     $(7,809,343)  $(3,979,353)  $(2,226,292)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                2,298,577     1,196,000     1,554,219
    Common stock for services                            -        51,449             -
    Provision for bad debts                      4,749,309     1,194,780      (707,936)
    Gain on sale of investments                (11,129,000)     (177,107)            -
    Gain on sale of assets                        (539,482)            -             -
    Loss on disposal of business segment                 -             -     1,386,798
    Deferred tax provision                        (968,017)   (1,331,865)            -
    Change in minority interest                    (13,900)       13,900             -
    Changes in assets and liabilities,
     net of effects from business combinations:
      Decrease (increase) in assets
       Accounts receivable                      (9,007,206)   (3,864,217)    1,612,136
       Other receivables                          (541,503)     (160,113)     (486,682)
       Inventories                                (228,259)     (104,918)      181,701
       Other current assets                       (760,278)     (701,063)       81,142
       Deposits                                   (449,537)     (865,749)            -
      Increase (decrease) in liabilities
       Accounts payable                          5,798,586     4,958,541    (2,090,525)
       Accrued liabilities                       3,254,522     1,720,217       157,987
       Other liabilities                         2,481,713      (149,052)     (168,833)
                                               -----------   -----------   -----------
       Net cash used in operating activities   (12,863,818)   (2,198,550)     (706,285)
                                               -----------   -----------   -----------

Cash flows from investing activities:
  Proceeds from sale of property and
   equipment                                     2,171,686             -    10,234,655
  Purchases of property and equipment          (15,501,882)  (14,381,568)   (1,085,050)
  Increase in deferred costs                    (1,162,766)   (1,672,918)     (131,950)
  Issuance of notes receivable - related
   parties                                        (124,000)     (990,000)            -
  Collections on notes receivable - related
   parties                                         175,438        18,000             -
  Advances to related parties                   (5,730,937)   (1,176,563)      (18,000)
  Issuance of notes receivable                           -             -    (1,852,377)
  Collections on notes receivable                        -     1,852,377             -
  Change in restricted investments               1,862,503    (1,707,761)            -
  Proceeds from sale of investments             20,976,408     5,783,756             -
  Purchase of investments                       (8,462,313)   (7,617,015)      (57,993)
                                               -----------   -----------   -----------
       Net cash provided by (used in)
        investing activities                    (5,795,863)  (19,891,692)    7,089,285
                                               -----------   -----------   -----------







See accompanying notes to consolidated financial statements.

                 NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
               Consoldiated Statements of Cash Flows (continued)
                 Years Ended December 31, 1998, 1997, and 1996

                                                  1998          1997          1996
                                               -----------   -----------   -----------
Cash flows from financing activities:
  Proceeds from long-term debt                 $16,077,722   $33,005,196   $   710,572
  Repayment of long-term debt                   (7,046,106)  (20,318,489)   (2,405,020)
  Advances from related parties                 (2,066,177)    2,776,177             -
  Repayment of notes payable                             -             -    (1,525,000)
  Purchase of treasury stock                             -    (1,043,974)            -
  Proceeds from issuance of common stock         2,509,603     3,580,476             -
  Net increase (decrease) in lines of credit     6,887,040     3,189,755      (166,491)
                                               -----------   -----------   -----------
      Net cash provided by (used in)
       financing activities                     16,362,082    21,189,141    (3,385,939)
                                               -----------   -----------   -----------

Net increase (decrease)
  in cash and cash equivalents                  (2,297,599)     (901,101)    2,997,061

Cash and cash equivalents at beginning of year   2,297,599     3,198,700       201,639
                                               -----------   -----------   -----------

Cash and cash equivalents at end of year       $         -   $ 2,297,599   $ 3,198,700
                                               ===========   ===========   ===========




























See accompanying notes to consolidated financial statements.

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND BASIS OF PRESENTATION

The financial statements include the accounts of NewCare Health Corporation and its consolidated subsidiaries (collectively the "Company"). At December 31, 1998, the Company operates or manages eight assisted living facilities, twenty-seven skilled nursing facilities, one rehabilitative hospital and two accute care hospitals located in Georgia, Florida, Kansas, Massachusetts, and Texas. The assets and operations of its medical supply and pharmaceutical sales and service division, operating through the Company's Spectrum subsidiary, were sold October 24, 1996 (Notes 2 and 15).

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as its majority-owned subsidiaries.
All significant intercompany transactions and balances have been eliminated in consolidation.

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

INVESTMENTS

In accordance with Statements of Financial Accounting Standards No. 115, marketable securities are classified upon acquisition as held-to-maturity, available-for-sale or trading based on the intentions and ability of the Company to hold the investment. All marketable securities held at December 31, 1998 and 1997, are classified as available for sale and are carried at fair market value. Unrealized holding gains and losses on available for sale securities are recorded net of the related tax effect as a separate component of other comprehensive income.

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                   (Continued)

DEFERRED COSTS

Deferred loan costs, consisting of loan commitment fees and related expenditures, are amortized over the repayment term of the loan using the interest method. Deferred lease costs, consisting of various legal and other expenditures directly related to the lease of facilities are amortized over the initial term of the lease on a straight line basis. Organizational costs relate to costs incurred in connection with the organization of the Company or a subsidiary of the Company and were amortized on a straight-line basis over five years, during 1997 and 1996. During 1998, in accordance with the AICPA Statement of Position No. 98-5 "Reporting the Costs of Start-up Activities" the Company expensed all remaining unamortized organization expenses. Lease acquisition costs relate principally to acquired leases and are amortized over the remaining life of the acquired lease on a straight line basis.

Offering costs directly related to the Company's offerings of its common stock are offset against the proceeds from the offerings as a charge to additional paid-in capital, or expensed in the event the related offering is unsuccessful.

GOODWILL

Goodwill arises in connection with business combinations accounted for as purchases where the purchase price exceeds the fair value of the net assets of the acquired businesses. Goodwill is amortized on a straight-line basis over the periods of expected benefit, generally ten to twenty years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. Any permanent impairment would be recognized by a charge against earnings. Accumulated amortization of goodwill approximated $259,000 and $162,000 as of December 31, 1998 and 1997, respectively.

RESTRICTED INVESTMENTS

As of December 31, 1998, restricted investments consist of cash, certificates of deposit and U.S. Treasury bonds whose use is restricted to that of future debt service requirements of the Company's debt. Non-current restricted investments include debt service reserve funds which are used for payment of principal and interest when amounts in the principal and interest funds are insufficient and totaled $150,302. As of December 31, 1997, non-current restricted investments also include funds held by the mortgagor of the Fitzgerald HUD Loan for future repair and replacement of the facility and a certificate of deposit held by a bank in the amount of $1,159,000 as security for the Nationwide refinancing loan (Note 7). Fair value approximates cost for these investments at December 31, 1998 and 1997.

ASSESSMENT OF LONG-LIVED ASSETS

The Company periodically reviews the carrying value of its long-lived assets (primarily property and equipment and intangible assets) whenever events or circumstances provide evidence that indicate that the carrying amount of long-lived assets may not be recovered. If this review indicates that the long-lived assets may not be recoverable, the Company reviews the expected undiscounted future net operating cash flows from its facilities, as well as valuations obtained in connection with various refinancings. Any permanent

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                   (Continued)

impairment of value is recognized as a charge against earnings in the statement of operations. As of December 31, 1998, the Company does not believe that there is any indication that long-lived assets are impaired or that the amortization period of its long-lived assets needs to be adjusted.

INCOME TAXES

Deferred income taxes are recognized for the tax consequences of temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Valuation allowances are established as necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period plus or minus the net change during the period in deferred tax assets and liabilities and the related valuation allowance.

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

REVENUE RECOGNITION

Net patient service revenue is reported at the estimated net realizable amounts receivable from residents, third-party payors and others for services rendered. Patient service revenue is derived primarily from services to retirement center residents and skilled nursing facility patients. Retirement center residents typically pay rent in advance of the month for which it is due. Skilled nursing facility patients are predominantly beneficiaries of the Medicare and Medicaid programs.

For cost reporting periods commencing prior to July 1, 1998 the Medicare program reimbursed skilled nursing facilities on the basis of allowable costs subject to certain limitations. Payments were received throughout the year at amounts estimated to approximate costs. Following year end, cost reports are filed with the Medicare program and final settlements are made. Provisions for Medicare settlements are provided in the financial statements for the period the related services are rendered. Differences between the amounts accrued and final settlements are reported in the year of settlement.

In 1997, Congress passed the Balanced Budget Act of 1997 which provides for a phase-in of a prospective pay system ("PPS") for skilled nursing facilities over a four-year period. Under PPS, Medicare will pay skilled nursing facilities a fixed fee per patient day based on the acuity level of the patient. During the phase-in, the rate paid to the facility will be a blended rate based on the facility's historical costs and a federally established per diem rate. PPS became effective for cost reporting periods beginning on or after July 1, 1998. Management does not believe that this change in the reimbursement system will have a material affect on the Company's operations.

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                  (Continued)

State Medicaid programs pay skilled nursing facilities primarily on a per diem basis with no retroactive settlement. Revenues from services to Medicaid patients are recorded at payment rates established by the various state programs in the period services are rendered.

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

NET INCOME PER SHARE

Basic earnings per common share are computed using the weighted average number of common shares and common equivalent shares outstanding during each year. Common share equivalents represent shares issuable upon the assumed exercise of stock options and warrants or conversion of certain debentures (1998). The stock options are included in the computation using the treasury stock method if they would have a dilutive effect. Common share equivalents are not considered in calculations of per share data when their inclusion would be anti-dilutive. For purposes of determining dilutive earnings per share, there were no common stock equivalents at December 31, 1998, 1997 and 1996.

USE OF ESTIMATES - GENERAL

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ materially from those estimates.

SIGNIFICANT ACCOUNTING ESTIMATES

A significant portion of the Company's provision for bad debts relates to advances due from a Florida Hospital it managed (See Notes 5 and 11) and is based on the Company's best estimate of the amounts expected to be realized. However, subsequent to December 31, 1998 the Hospital has filed for protection under Chapter 11 of the U.S. Bankruptcy Act. As a result, it is at least

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                  (Continued)

reasonably possible that the estimate used by the Company to determine the provision for bad debts with respect to the receivable from the Florida Hospital, will be materially different from the actual amounts or results. These differences could result in materially higher than expected bad debt expense, which could have a materially adverse effect on the Company's consolidated results of operations and financial condition in the near-term.

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

RECLASSIFICATIONS

Certain 1997 and 1996 amounts have been reclassified to conform with the 1998 presentation. These reclassifications did not have any effect on total assets, shareholders equity or net loss.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board released SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS will become effective for fiscal quarters beginning after June 15, 1999. The Company anticipates that this standard will affect only certain disclosures contained in its periodic reporting.

NOTE 2 - BUSINESS COMBINATIONS, ACQUISITIONS AND DISPOSITIONS

DISPOSITIONS

As more fully described in Note 15, on October 24, 1996, the assets of the Company's Spectrum division were sold. This division, which had been acquired in 1994, was engaged in the business of selling medical supplies, pharmaceutical products and services and therapy services to health care facilities and individuals. The 1996 income statement reflects a loss from discontinued operations related to the sale of Spectrum of approximately $1,356,000. Basic and diluted loss per share due to these discontinued operations at December 31, 1996 totaled $.22 per share.

On July 1, 1998, the Company sold the stock of three of its subsidiaries which owned two skilled nursing facilities for $1 and the assumption of all the subsidiary's liabilities to a related party. At the time of the sale, liabilities exceeded assets by approximately $1,400,000. As a result of the nature of this transaction, the Company has reflected the $1,400,000 as an increase to paid in capital.

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                  (Continued)

During 1998, the Company acquired and disposed of a skilled nursing facility. As a result of those transactions, the Company recognized a gain of approximately $214,000. As the Company operated the facility for a short period, its effects on 1998 operations were not significant.

PURCHASED FACILITIES

During 1998, the Company acquired seven facilities (which included the facility acquired and disposed of described above) or operating entities which included the facilities for approximately $1,685,000 cash, $9,150,000 issuance of new debt and assumptions of $2,837,000 liabilties. During 1997, the Company acquired three facilities or operating entities which included the facilities for $975,000 cash and $12,153,000 issuance of new debt. These acquisitions were accounted for as purchases, and accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquistion. The excess of the purchase price over the estimated fair values of the net assets acquired, in the approximate amount of $656,000 in 1998 and $1,219,000 in 1997 has been recorded as goodwill and is being amortized over the estimated useful lives of the facilities acquired.

During 1998, the most significant purchases involved the acquisition of four facilities as part of bankruptcy proceeding initiated by the facilities' owner. The facilities were acquired for $6,500,000 in cash and the outstanding bonds, approximately $3,140,000 par value, of three facilities which the Company had previously purchased in the open market. The bonds, at the date of acquisition of the facilities, had a carrying value on the Company's books of approximately $2,337,000 (see Note 4). The Company entered into a sale leaseback of the largest of the four facilities, whereby it sold the facility for $6,750,000 and entered into a 10-year lease for the facility. The Company deferred approximately $1,541,000 of gain on the sale which will be amortized against lease expense over the term of the lease.

The Company typically obtains financing in excess of the purchase price paid for the acquired facilities. The excess funds are used to cover certain closing costs associated with the transactions with any residual amounts retained by the Company.

LEASED FACILITIES

In addition to the purchased facilities, the Company entered into operating lease agreements whereby it increased the number of facilities it was operating by seven in 1998 and two in 1997.

UNAUDITED PRO-FORMA RESULTS OF OPERATIONS

The following table presents unaudited pro-forma results of operations data as if the acquisitions and operating leases described above had occurred on January 1, 1997 after giving effect to certain adjustments and reclassifications, including additional depreciation expense, increased interest expense on acquisition related debt, related income tax effects and elimination of intercompany transactions. The pro-forma amounts are provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined enterprise.

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                  (Continued)

                                       For the Year Ended December 31,
                                                (Unaudited)
                                           1998              1997
                                       -----------        -----------

     Net revenues                      $17,120,000        $47,050,000
     Net loss                             (890,000)        (3,070,000)
     Net loss per share                       (.07)             (0.29)

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable and net patient service revenue include amounts payable by Medicaid and Medicare programs. These government reimbursement programs accounted for approximately 83%, 79% and 86% of net patient service revenue during 1998, 1997 and 1996, respectively.

The Company grants credit without collateral to its patients, most of whom are local residents of the respective skilled nursing and retirement facilities and are insured under third-party payor agreements. The mix of receivables from patients and third party payors is as follows:

                                           1998              1997
                                       -----------        -----------

     Medicaid                          $ 4,319,086        $ 2,043,053
     Medicare                            4,519,146          2,018,092
     Other third party payors              719,772            333,140
     Private pay patients                1,357,212            807,531
                                       -----------        -----------
                                        10,915,216          5,201,816
     Management fees                       150,000            344,103
                                       -----------        -----------
                                        11,065,216          5,545,919
     Less allowance for doubtful
      accounts                           2,238,000            976,600
                                       -----------        -----------
                                       $ 8,827,216        $ 4,569,319
                                       ===========        ===========

In the opinion of management, any differences between the net Medicare and Medicaid revenue recorded and the final determination of allowability will not materially affect the consolidated financial statements.

The activity in the allowance for doubtful accounts is as follows:

                                           1998              1997
                                       -----------        -----------

     Beginning of period               $   976,600        $   191,300
     Provision for bad debts             4,739,309          1,194,780
     Write-offs and other deductions     3,477,909            409,480
                                       -----------        -----------
     End of period                     $ 2,238,000        $   976,600
                                       ===========        ===========

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                  (Continued)


NOTE 4 - MARKETABLE SECURITIES

Marketable securities at December 31, 1998 are comprised as follows:

                                                                Unrealized
                                         Cost      Fair Value   Gain/Loss
                                      ----------   ----------   ----------
Bonds:

$8,950,000 par value North Central
Texas Health facilities 9.5%
Development Corporation Bonds         $7,676,012   $8,413,000    $ 736,988

4,000,000 shares of Iatros stock
(see Note 5)                             400,000      400,000            -

Other equity securities                  297,905      204,067      (93,838)
                                      ----------   ----------    ---------
                                      $8,373,917   $9,017,067    $ 643,150
                                      ==========   ==========    =========

Marketable securities at December 31, 1997 are comprised as follows:

                                                                Unrealized
                                         Cost      Fair Value   Gain/Loss
                                      ----------   ----------   ----------

$9,100,000 par value North Central
Texas Health Facilities 9.5%
Development Corporation Bonds         $7,826,012   $9,100,000  $1,273,988
                                      ==========   ==========  ==========

The acquisition of the above described bonds were financed substantially by margin loans with the Company's brokers.

During 1998, the Company purchased $20,215,000 par value of bonds for $7,075,250 which represented approximately 67.96% of the total Bond indebtedness of an unrelated third party hospital with which it entered into a management agreement. As part of the purchase of the Bonds, the former holders of the Bonds agreed to subordinate the remaining $9,530,000 of Bonds and to agree to a modification of the bond indenture which extended the Bonds' maturity schedule and reduced the Senior Bonds' interest rates. The Company then provided a guarantee of the senior bond obligations and sold the Bonds for net proceeds of $19,204,250. In connection with this transaction, the Company recognized a net gain of approximately $11,129,000 and recognized a liability associated with the guarantee of approximately $1,000,000.

Also during 1998, the Company acquired $3,136,276 par value of Bonds for $1,387,063. These Bonds were secured by the assets of three nursing homes which were in Chapter 11 proceedings. As part of the Chapter 11 proceedings, the Company was provided title to the nursing homes. Prior to the Company being provided title to the nursing homes, the Bonds had appreciated in value

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                  (Continued)

to $2,337,063. This amount has been included in unrealized gains net of taxes and has been considered part of the cost basis of the assets acquired. At December 31, 1998, the Bonds were held by the Company and accordingly have been eliminated in the consolidated financial statements.

During 1997, the Company purchased and sold marketable securities classified as available for sale, recognizing a gain of approximately $177,000 which is included in investment income.

NOTE 5 - OTHER INVESTMENTS

On December 22, 1997, the Company signed an agreement to acquire approximately twenty percent of the outstanding shares of Iatros Health Network, Inc. (Iatros) for $1,000,000. At December 31, 1997, the Company had paid $211,000 with the remaining $789,000 included in accounts payable. This balance was paid during the first quarter of 1998. The stock purchase was made as part of the initial steps in merger discussions with Iatros. Due to the proprosed merger, and the ability to appoint Board members, the Company believed it exercised sufficient control to account for the investment on the equity basis. At December 31, 1997 the carrying value of this investment was $983,000.

During 1998, the merger discussions were terminated, and the Company resigned its Board seats. Prior to that time, the Company believed that its investment had become permanently impaired and wrote it down based on available information to its estimated realizable value. Subsequent to that date, Iatros received a cash infusion from an unrelated third party and began to make operational improvements. The Company, on the basis of the new information adjusted its basis in the Iatros stock to $400,000.

The Company subsequently transferred the Iatros stock to its available for sale portfolio, and any subsequent changes in its value have been treated as unrealized gains or losses.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                   1998            1997
                                                -----------    -----------
     Land and improvements                      $ 7,485,177    $ 5,869,814
     Buildings and improvements                  47,625,866     38,014,213
     Equipment and other                          6,259,160      4,802,472
                                                -----------    -----------
                                                 61,370,203     48,686,499
     Less accumulated depreciation
     and amortization                             6,992,494      6,749,126
                                                -----------    -----------
                                                 54,377,709     41,937,373
     Construction in progress                       319,166      1,035,313
                                                -----------    -----------
     Net property and equipment                 $54,696,875    $42,972,686
                                                ===========    ===========

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                  (Continued)

Construction in progress consists of renovations at one of the skilled nursing facilities in Florida and other expenses incurred in combining the Certificates of Need at existing facilities.

Substantially all of the property and equipment is pledged as collateral for long-term debt.

NOTE 7 - LONG-TERM DEBT

Notes payable and long-term debt consisted of the following at December 31, 1998 and 1997:

                                                    1998           1997
                                                 -----------    -----------
Note payable to a bank with interest at
12%, due in monthly interest only installments
of $10,000 with principal due at maturity in
January 2009, collateralized by a first
mortgage on property and equipment at the
Fort Valley facility.                            $ 1,000,000    $ 1,000,000

Note payable to a bank with interest at prime
plus 1% (9.50% at December 31, 1997) due in
monthly principal installments of $2,083 plus
interest with remaining principal due at
maturity in March 2004, collateralized by
property and equipment at the Victoria Martin
Nursing facility.                                $         -    $   156,250

Notes payable to an individual with interest
at 10% due in monthly installments; principal
due at maturity.   The notes mature on
various dates through September 1998 a portion
of which was extended to October 1999 and is
collateralized by the property and equipment
of the Emory facility.                               190,000      1,095,000

Note payable to Nationwide Health Properties,
Inc. with interest at 10.78%, due in monthly
interest only payments of approximately
$187,000.  The note is scheduled to mature
June 1, 2009, and is collateralized by the
property and equipment at the Oak Manor,
Central Tampa, Dania, and Windward nursing
and retirement home facilities as well as
a letter of credit in the amount of $1,159,000
with a bank.   Up to 25% of the outstanding
loan balance is guaranteed by the CEO of the
Company.                                          21,500,000     20,892,278

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                  (Continued)

Note payable to the PFC Corporation; coinsured
by the Department of Housing and Urban
Development with interest at 8.38% due in
monthly payments of principal and interest of
$23,003.  The note matures March 1, 2020 and
is collateralized by the property and equipment
at the Fitzgerald Nursing facility and the
restricted reserve funds associated with the
debt.                                                      -      2,777,682

Note payable to LTC Properties, Inc. with
monthly principal and interest payments of
approximately $48,500.  Interest, currently at
10.83%, is subject to annual  increases of 0.125%
over the previous years' rate.  The note is
scheduled to mature October 1, 2007, with a
final principal payment of $4,251,600.  The note
is collateralized by the property and equipment
at the Wakulla Manor facility and the leasehold
interest in the New Port Inn facility.             4,759,453      4,792,325

Tyler Health Facilities Development Corporation
bonds with interest at 8.50% due in semi-annual
interest payments and annual principal payments
in accordance with the bond agreements.   The
bonds,  scheduled to mature December 1, 2018,
are collateralized by the property and equipment
of the Park Place Nursing facility and related
restricted bond trust funds.                       5,650,000      5,715,000

Unsecured note payable to an individual payable
in annual principal payments of $20,000 plus
interest at 8.0%.  The note is scheduled to
mature on December 2, 2002.                          100,000        100,000

Note payable to HCFP Funding II with interest
only payments at  prime plus 2% (9.75% at
December 31, 1998).  The note, scheduled to
mature July 31, 1999, is collateralized by the
property and equipment of the Meadowbrook
Hospital facility.                                 3,000,000      4,500,000

Note payable to a bank with interest at prime
plus 1% (8.75% at December 31, 1998), payable
in monthly installments of principal of $3,345
plus interest.  The note, scheduled to mature
September 9, 2000, is collateralized by
equipment and is guaranteed by the CEO of
the Company.                                          69,621        107,036

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                  (Continued)

Renaissance Capital Growth Fund, Inc. and
Renaissance U.S. Growth Trust Convertible
Debentures with interest only payments at 8.5%,
totaling approximately $420,000, and a maturity
date of January 27, 2005.  The debentures contain
a stock option agreement where the holder's are
entitled to convert all, or in multiples of
$100,000, any part of the debentures into such
number of fully paid and non-assessable shares
of common stock at $3.81 per share.  For the
year ended December 31, 1998 the Company is
not in compliance with certain covenants and
the debentures have been classified as current.    5,000,000              -

Note payable to a bank with interest only
payments at 8.75% with principal due at maturity
in March, 1999.                                      480,000              -

Note payable to a vendor payable in monthly
installments of $50,000 plus interest at 9.5%
and a balloon payment on November 16, 2000.        1,787,626              -

Note payable to LTC with interest currently
at 10.17%, is subject to annual increases of
0.125% over the prior year's rate.  The note
is scheduled to mature May 1, 2003 with a
final principal payment of $2,463,290.  The
note is collateralized by the property and
equipment at the Venice facility.                  4,753,681              -

Note payable to LTC with interest currently
at 10.16%, is subject to annual increases of
0.125% over the previous year's rate.  The
note is scheduled to mature May 1, 2018.
The note is collateralized by the property
and equipment at the Olathe, Kansas facility.      2,376,806              -
                                                 -----------    -----------
                                                  50,667,187     41,135,571

Less current maturities                            9,433,801      1,380,735
                                                 -----------    -----------
Total long-term debt                             $41,233,386    $39,754,836
                                                 ===========    ===========

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                  (Continued)

Future maturities of long-term debt are as follows:

                   Year Ending
                   December 31,            Amount
                   ------------          -----------

                      1999               $ 9,433,801
                      2000                 1,587,747
                      2001                   398,478
                      2002                   478,562
                      2003                   516,206
                   Thereafter             38,252,393
                                         -----------
                                         $50,667,187
                                         ===========

NOTE 8 - BORROWINGS UNDER LINE OF CREDIT

On June 30, 1997, to facilitate its working capital needs, the Company opened a revolving line of credit with HCFP Funding, Inc. with a maximum borrowing amount of $10,000,000. Monthly interest payments are due at prime plus 2% (9.75% and 10.50% at December 31, 1998 and 1997, respectively). In addition to interest charges, the draws on the line of credit are subject to monthly management fees (.20% of the average previous month's loan balance) as well as a monthly usage fee and commitment fees. Commitment fees are due in $20,000 to $30,000 increments based on total balance thresholds specified in the agreement. Total commitment fees paid (limited to $100,000) were $30,000 through December 31, 1998. Draws on the line of credit are secured by substantially all trade receivables of the Company. In accordance with the loan agreement, draws on the line of credit are subject to limitations based
on a formula that is calculated at each draw request date.   The maximum
outstanding balance on the line of credit is generally limited to 80% of "collectable" accounts receivable, the "borrowing base" ($8,422,561 and $3,655,000 at December 31, 1998 and 1997, respectively). Net draws against this line of credit totaled $7,655,540 and $3,189,755 at December 31, 1998 and 1997, respectively with $2,344,460 and $6,810,245 available for the Company's use subject to limitations mentioned above. The line of credit agreement is scheduled to expire on June 30, 2000, with annual renewals thereafter until terminated by either party.

The line of credit contains various covenants the most restrictive of which is that the Company's net worth must be greater than $4 million. During 1998, the Company was not in compliance with certain of these covenants.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases nursing homes commencing on various dates with terms expiring through January 1, 2018. Monthly rent expense for these facilities total approximately $397,000. Certain of the leases contain clauses which increase the monthly rents over the life of the lease.

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                  (Continued)

The Company's rental expense under these operating leases, plus minor equipment leases for the years ended December 31, 1998, 1997 and 1996, totaled approximately $4,387,000, $731,000 and $975,000, respectively.

Lease expense associated with operating leases having initial or remaining non-cancelable lease terms in excess of one year and containing escalation clauses has been recorded in the accompanying financial statements on a straight-line basis. Deferred lease expense due to this straight-line rent adjustment for the years ended December 31, 1998 and 1997, totaled $497,913 and $40,359, respectively.

The aggregate amount of minimum lease payments due under non-cancelable lease obligations in excess of one year at December 31, 1998 are as follows:

                   Year Ending
                   December 31,            Amount
                   ------------          -----------

                      1999               $ 5,166,800
                      2000                 5,288,478
                      2001                 5,272,332
                      2002                 5,246,688
                      2003                 4,518,623
                   2004-2008              20,793,120
                   2009-2018              19,549,487
                                         -----------
                                         $65,835,528
                                         ===========
OTHER

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

The Company is party to various employment agreements with certain of its management personnel which expire at various dates in 1999 through 2001. Certain of these agreements contain provisions which allow the Company to terminate the agreements prior to their expiration. Future payments under the agreements total approximately $3,300,000, $3,400,000 and $2,500,000 for 1999,
2000, and 2001, respectively. If the Company were to terminate the contracts, its minimum obligations would be approximately $2,800,000, $1,900,000 and $2,100,000 in 1999, 2000 and 2001, respectively.

LEGAL PROCEEDINGS

During 1996, the facilities operated by the Company's Cimerron subsidiary were audited by the State of Georgia for the fiscal year ended June 30, 1995. The audit resulted in disallowed expenses and an overpayment in excess of $270,000. The State recouped the overpayment and it is included in the income statement for 1997.

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                  (Continued)


The Company is also engaged in various legal and regulatory proceedings incidental to the Company's normal business activities. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 1998. These matters could affect the operating results of any one quarter when resolved in future periods. However, management believes that after final disposition, any monetary liability or financial impact to the Company would not be material to the Company's annual consolidated financial statements.

CONSTRUCTION PLANS

In 1996, the Company filed an application with the Florida Agency for Health Care Administration to combine the Certificates of Need (CON) for two of its Florida facilities, which currently operate thirty-eight bed and fifty-nine bed skilled nursing facilities, respectively. The Company plans to construct a new facility using lease financing to operate the combined ninety-seven beds. The Company plans to convert and operate the existing facilities as assisted living facilities. As of December 31, the request for consolidation of the CON's was still pending. The Company has not entered into any formal arrangements for construction or financing of the new facility.

During 1995, the Company's Cimerron subsidiary obtained a Certificate of Need for twenty skilled nursing beds and, in November 1995, acquired approximately eight acres of undeveloped land in Georgia. The Company has plans to combine the new twenty-bed Certificate of Need with the existing forty-bed Certificate of Need currently operating as Emory Nursing Home (Emory) and construct a new sixty-bed skilled nursing facility. Current plans call for the existing Emory facility to be operated as an assisted living facility. As of December 31, 1998, the Company had not entered into any formal arrangements for construction or financing of the new facility, however management anticipates commencing this project in April 1999.

NOTE 10 - COMMON STOCK, STOCK OPTION PLANS AND STOCK COMPENSATION AGREEMENTS

Common stock has been issued by the Company for various purposes. In certain of these transactions, the Company's Board of Directors assigned a fair value to the common stock issued equal to the fair value of the services or other consideration received.

During 1998 and 1997, the Company increased stockholder's equity by approximately $2,300,000 and $2,500,000, respectively through private placements. Each private placement unit consisted of four shares of common stock and two warrants. The price of each unit was $15. A total of 678,334 warrants were issued and are exercisable for one share each of the Company's common stock, through October 30, 2000 at an exercise price of $5.00 per share.

In connection with a financing transaction with Nationwide Health Properties, Inc. the Company issued 100,000 warrants which expire on May 5, 2009 and are exercisable at $2.50 per warrant.

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                  (Continued)

No value has been ascribed to any of the above warrants in the accompanying financial statements.

From time to time, the Company has issued options in connection with various transactions or to various individuals.

On January 31, 1997 the Company granted options to purchase 1,500,000 shares of the Company stock at an exercise price of $2.20. Of these, 325,000 shares were granted to the Company's Chairman of the Board. The options were granted in consideration of the Chairman assuming the role of Chief Executive Officer. These options will be canceled, if unexercised, in the event that the Company's per share stock price does not achieve a minimum average of $5 for any consecutive 30 day period in the twelve month period commencing July 1, 1998, (the date the Chairman assumed the role of Chief Executive Officer). As of December 31, 1998 this minimum average had not been met.

In April 1997, the Company reserved 2,000,000 shares of common stock under a 1997 stock option plan. As of December 31, 1998 and 1997, 1,987,500 and 150,000 options had been granted under this plan. All of the options noted above expire at various dates through September 8, 2003. The options may be exercised at prices ranging from $4.85 to $2.188.

The stock options and warrants described above were issued with exercise prices determined by the Company's Board of Directors to be equal to, or greater than, the fair value of the Company's common stock on the respective grant dates (Note 9).

The following is a summary of stock option activity and related information for the years ended December 31:

                       1998                 1997                 1996
                -------------------  -------------------  -----------------
                 Weighted Average     Weighted Average     Weighted Average
                           Exercise             Exercise           Exercise
                Options     Price    Options     Price    Options   Price
                ---------  --------  ---------  --------  -------  --------
Outstanding:
 Beginning      2,587,832   $2.715     222,832   $3.367   222,832   $3.367
 Granted        1,814,000    2.364   2,375,000    2.652         -        -
 Exercised         89,332    2.240      10,000    2.240         -        -
 Canceled         150,000    2.858           -        -         -        -
                ---------   ------   ---------   ------   -------   ------
 End of Year    4,162,500   $2.597   2,587,832   $2.715   222,832   $3.367
                =========   ======   =========   ======   =======   ======

Exercisable:
End of Year     4,162,500   $2.597   2,587,832   $2.715   222,832   $3.367
                =========   ======   =========   ======   =======   ======

Weighted
average fair
value of op-
tions granted
during the year:        $1.53                $2.08               $ -
                        =====                =====               ===

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                  (Continued)

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

                                             1998           1997
                                         -------------  -------------

     Net loss as reported                $ (7,809,343)  $ (3,099,502)
     Affect if SFAS 123 had been
      applied - net of tax                 (2,757,500)    (3,013,000)
     Net loss-pro forma net               (10,566,843)    (6,112,502)
     Loss per share-as reported                  (.65)          (.29)
     Loss per share-pro forma                    (.84)          (.56)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998 and 1997; dividend yield of 0%, expected volatility of 74.7% in 1998 and 111% in 1997, risk-free interest rates of 5.71% in 1998 and 6.0% in 1997 and expected option lives of five years.

EARNINGS PER SHARE

The Company and its subsidiaries have adopted the provisions of SFAS 128 for purposes of reporting earnings per share. The options and warrants mentioned above as well as the convertible debentures have not been included in the computation of diluted earnings per share for the years presented due to their antidilutive effect. These options, warrants and convertible debentures are considered antidilutive because in 1998 and 1997, the Company had a loss from continuing operations, and in 1996, the exercise price of all the outstanding options and warrants exceeded the average market price of the Company's stock. These options and warrants, as well as the convertible debenture bonds, could be considered to be dilutive in future periods.

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                  (Continued)

NOTE 11 - MANAGEMENT FEES

At December 31, 1997, one of the Company's subsidiaries, NewCare Hospital Corporation "NHC", had management contracts with unrelated third parties to manage the operations of two hospitals in Florida and Texas. These agreements commenced in October 1997 and were to expire September 30, 2002, unless terminated by either party after September 30, 2000. Monthly management fees totaled $175,000 plus a performance incentive not to exceed a cumulative total of four percent of net revenues. The performance incentive is based upon the Hospital's achieving certain performance criteria. In addition to the above fees, NHC is reimbursed for payroll and related expenses as well as certain direct costs of managing the facilities. In addition, NHC paid $25,000 each for purchase options on each of the Hospitals' assets where the purchase price would be equal to the indebtedness on those assets. The purchase options expire on September 30, 2002.

Additionally, in connection with the two management agreements, NHC agreed to make capital improvement loans up to $2,000,000 each during the first year of the agreement. No amounts were advanced under this provision. In addition, NHC guaranteed payment of up to $4,100,000, bond payments due January 1, and July 1, 1998 on behalf of the Florida hospital. NHC advanced a total of $2,400,000 under this provision.

In March 1998, the Texas Hospital's Board of Directors advised the Company that the management agreement was void or had been terminated and that the option agreement was also not valid. In addition, the Hospital filed for and was granted protection under Chapter 11 of the Bankruptcy Code. As part of the Bankruptcy proceedings, NHC agreed to accept as payment for all amounts owed to it by the Hospital under the management agreement and as potential damages for the contract termination, $150,000 (see Note 22). NHC has recognized management fee revenue of $1,087,435 and $306,987 during 1998 and 1997, respectively, and has written off all but $150,000.

As more fully described in Note 22, in January 1999, the Florida Hospital filed for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code, and in March 1999 received approval to terminate the management contract. NHC has recognized management fee revenues of $953,184 and $196,590 during 1998 and 1997, respectively. As a result of the Bankruptcy proceedings, NHC has recorded a reserve for bad debts totaling $1,285,800 against amounts due it from the Florida hospital for management fees and for amounts advanced pursuant to the guarantee of certain bond indebtedness.

During 1998, NHC entered into an additional management agreement with an additional Hospital in Texas. This agreement commenced August 10, 1998 and expires initially in five years with two five year renewal options, unless terminated by either party after the initial five year period. Monthly management fees totaled $18,750 plus a performance incentive with a cumulative total of 4% of net revenues. This performance incentive is based upon the Hospital achieving certain performance criteria. In addition to the above fees NHC is reimbursed for payroll and related expenses as well as certain direct costs of managing the facility.

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                  (Continued)

In connection with this management agreement, NHC agreed to make a capital improvement loan of up to $1,000,000 during the earlier of sixty months or the expiration or termination of the agreement. At December 31, 1998, no amounts had been advanced under this provision.

NOTE 12 - INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets at December 31, 1998 and 1997, are as follows:

                                                 1998           1997
                                             -------------  -------------
Deferred tax liabilities:
  Unrealized gain on available for sale
   securities                                $    (644,382) $    (445,896)
  Depreciation and amortization                   (781,600)      (515,800)
                                             -------------  -------------
Gross deferred tax liabilities                  (1,425,982)      (961,696)
                                             -------------  -------------
Deferred tax assets
  Bad debt allowance                               641,700        341,800
  Net operating loss carry forward               2,876,200      1,847,300
  Accrued expenses                                 658,800        312,000
  Deferred revenue                               1,339,400              -
                                             -------------  -------------
Gross deferred tax assets                        5,516,100      2,501,100
Less valuation allowance                        (2,890,579)    (1,127,200)
                                             -------------  -------------
                                                 2,625,521      1,373,900
                                             -------------  -------------
Net deferred taxes                           $   1,199,539  $     412,204
                                             =============  =============

The Company has a net deferred tax asset of $1,199,539 at December 31, 1998. Management has plans to sell, or enter into sale leaseback transactions with respect to five of the Company's facilities. The anticipated taxable gain on the sales is expected to be sufficient to fully utilize the net deferred tax asset recorded by the Company at December 31, 1998.

The deferred tax asset valuation allowance was $1,127,200 at December 31, 1996 and 1997, and was increased to $2,890,579 at December 31, 1998, a change of $1,763,379. The components of income tax expense are approximately as follows:

                                       1998         1997         1996
                                    ---------     ---------    --------
Federal
  Current                           $       -     $       -    $      -
  Deferred-net                       (968,017)     (858,100)          -
State
  Current                                   -             -           -
  Deferred-net                              -             -           -
                                    ---------     ---------    --------
     Total                          $(968,017)    $(858,100)   $      -
                                    =========     =========    ========

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                  (Continued)

A reconciliation of current income tax expense and the amount computed by applying the statutory federal income tax rate to the net loss before income taxes is as follows:

                                       1998         1997         1996
                                    ---------     ---------    --------
Taxes computed at statutory rate       (35)%        (35)%        (35)%
Increases (decreases)
 in taxes resulting from:
  Change in valuation allowance         20 %          -           44 %
  Net permanent differences              4 %         13 %         (9)%
                                       -----        -----        -----
                                       (11)%        (22)%          -
                                       =====        =====        =====

At December 31, 1998, the Company has net operating loss carry forwards of approximately $8,218,000 that are available to offset future taxable income. The loss carry forwards expire at various times through 2013 as follows:

                  Expires                    Amount
                  -------                    ------
                   2006                    $    1,000
                   2009                       445,000
                   2010                       372,000
                   2011                       764,000
                   2012                     3,696,000
                   2013                     2,940,000
                                           ----------
                   Total                   $8,218,000
                                           ==========

NOTE 13 - TRANSACTIONS WITH RELATED PARTIES

The Company was previously leased a nursing home from a stockholder. Rent payments to the stockholder of approximately $72,000 were made in 1996.

A company controlled by a stockholder provided contract services to certain of the Company's nursing centers. Total contract service fees paid to this company totaled approximately $0, $530,130, and $1,148,100, in 1998, 1997, and 1996, respectively.

The Company previously leased office space from a stockholder under an
operating lease.   Annual rental payments under the lease were approximately
$45,600. In March 1997, this lease was terminated in exchange for a cash payment of $65,000.

During 1995, the Company borrowed funds from a related party totaling $800,000. The related party loan in the amount of $300,000, was payable in monthly payments of interest only, at 10%, through November 1996, at which time the terms were modified to reflect a new maturity date of September 1998. The $500,000 note payable matured in February 1996, and was paid using funds from a replacement loan from another related party.

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                  (Continued)

In November 1995, the Company borrowed $195,000 and $600,000 from a stockholder to purchase real property. The notes bear interest at 10% and were payable in monthly installments of interest only through August 1998 and November 1998, respectively, when all principal and any accrued interest became due. The notes are collateralized by real estate. The balance at December 31, 1998 is $190,000.

In September 1994, the Company loaned $74,000 to two of its principal officers. The loans, which were approved by the Board of Directors, are non-interest bearing and were originally due in September 1995 but were extended with new terms requiring payment on demand. Additional advances totaling $18,000 were made during 1996. Repayments totaling $15,000 were received during 1997. One of the officers to whom advances totaling $52,000 were made is no longer with the Company. He has filed a lawsuit against the Company (Note 9) that has not been resolved as of the date of these financial statements. The $52,000 advance was written off as uncollectible during 1997. The remaining $25,000 is included in due from related parties.

In July 1997, the Company loaned $990,000 to some of the Company's Directors, Officers and other related parties. The loans, with interest at 10%, are collateralized by the borrowers interest in Renaissance Senior Living and are due December 31, 2000.

In July 1996, the Company borrowed $80,000 from a stockholder. The note, with interest at 12%, was paid during the year ended December 31, 1997.

As described in Note 2, during 1998, the Company transferred ownership of two facilities to a Company controlled by a related party.

In addition, the Company periodically advances and borrows money on a short term basis with entities owned or controlled by certain of its shareholders and officers. At December 31, 1998, approximately $5,540,000 was due from such Companies and officers and approximately $425,000 was due to such Companies as a result of this activity. These advances do not bear interest.

In connection with certain of its management agreements, the Company has advanced funds to certain managed entities. At December 31, 1998 the net balance due to the Company as a result of these advances totaled $3,250,000. These amounts have been included in due from related parties. See also Note 11 with respect to these advances.

NOTE 14 - EMPLOYEE RETIREMENT PLAN

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

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                  (Continued)

NOTE 15 - SPECTRUM SETTLEMENT AGREEMENT AND FORGIVENESS OF DEBT

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

At the time of the settlement agreement, the Company carried net liabilities and obligations associated with the Spectrum acquisition and operations totaling $5,330,681. This resulted in a gain on forgiveness of debt totaling $1,130,681. This gain has been combined with the gain on forgiveness on refinancing of the debt on various facilities for a total of $1,353,616 and is reported as an extraordinary item in the statement of operations net of the income tax provision of $473,765. Basic and dilutive earnings per share from this extraordinary gain on forgiveness of debt at December 31, 1997, totaled $.08 per share.

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

NOTE 16 - STOCKHOLDER AND MANAGEMENT CHANGES

In January 1997, the president and chairman of the board of the Company resigned. In connection with his resignation, he sold 869,978 shares of the Company's stock back to the Company. The shares were held in escrow and the right to purchase the shares was assigned to Mr. Chris Brogdon. Mr. Brogdon was subsequently elected to the Company's board of directors and has assumed the position of chairman. Mr. Brogdon and his wife personally acquired 187,000 of the shares and assigned the right to purchase the remaining 682,978 shares to business associates.

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                  (Continued)

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

NOTE 17 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments.

CASH AND CASH EQUIVALENTS

The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value because of the short maturity of these instruments.

MARKETABLE EQUITY SECURITIES

The carrying amount reported in the balance sheet for marketable equity securities approximates fair value. All marketable equity securities are classified as "available for sale" for accounting purposes and therefore, are carried at fair value with unrealized gains and losses recorded directly in equity. Unrealized gains at December 31, 1998 and 1997, totaled approximately $1,453,000 and $1,274,000, respectively.

NOTES RECEIVABLE

The carrying amount approximates fair value for the notes receivable based on the fair value being estimated at the net present value of cash flows that would be received on the notes over the remaining notes' terms using the stated interest rates that approximates market interest rates.

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                  (Continued)

SHORT AND LONG-TERM DEBT

The fair value of all debt has been estimated based on the present value of expected cash flows related to existing borrowings discounted at rates currently available to the Company for debt with similar terms and remaining maturities.

The cost and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997, are as follows:

                                                   December 31, 1998
                                              ---------------------------
                                               Carrying          Fair
                                                Amount           Value
                                              -----------     -----------
Financial assets:
  Cash and cash equivalents                   $         -     $         -
  Marketable securities                         9,167,399      10,873,594
  Notes receivable                                      -               -

Financial liabilities
  Short-term debt                              12,127,709      12,127,709
  Long-term debt                               39,824,649      39,824,649

                                                    December 31, 1997
                                              ---------------------------
                                               Carrying          Fair
                                                Amount           Value
                                              -----------     -----------

Financial assets:
  Cash and cash equivalents                   $ 2,297,599     $ 2,297,599
  Marketable securities                         7,826,012       9,100,000
  Notes receivable                              1,039,500       1,039,350

                                                    December 31, 1997
                                              ---------------------------
                                               Carrying          Fair
                                                Amount           Value
                                              -----------     -----------
Financial liabilities:
  Short-term debt                              11,311,143      11,311,143
  Long-term debt                               39,754,836      39,754,836

NOTE 18 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

As described in Note 2 , the company acquired certain businesses during 1998. The fair value of assets acquired was approximately $13,672,000; the fair value of liabilities assumed was approximately $2,837,000; the Company issued new debt of approximately $12,153,000 and made net cash payments of approximately $975,000.

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                  (Continued)

Total debt of approximately $16,100,000 and approximately $33,300,000 was incurred during the year ended December 31, 1998 and 1997, to purchase property and equipment totaling approximately $15,500,000 and $10,000,000, respectively, pay loan costs of approximately $1,200,000 and $800,000, respectively, pay off existing indebtedness of approximately $7,800,000 and $19,000,000, respectively, goodwill of approximately $700,000 and $900,000, respectively, and the remaining proceeds were used for working capital.

Cash paid for interest during the years ended December 31, 1998, 1997, and 1996 was $4,915,986, $3,248,177, and $1,517,350, respectively.

NOTE 19 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 1998 and 1997:

                                                 1998            1997
                                              ----------      ----------
Payroll and payroll taxes                     $3,108,774      $1,641,186
Insurance                                      1,622,225         957,867
Interest                                         402,537         192,539
Effect of straight-line lease expense            497,919          40,359
Other                                            911,594         456,576
                                              ----------      ----------
                                              $6,543,049      $3,288,527
                                              ==========      ==========

NOTE 20 - COMPREHENSIVE INCOME

The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 requires companies to report comprehensive income in its financial statements. Comprehensive income is defined as the change in equity of a business during a period from the transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to owners. SFAS 130 became effective for years beginning after December 15, 1997. The Company has adopted this statement effective January 1, 1998 and all years presented have been presented in accordance with the statement. During 1998 and 1997 the Company recognized other comprehensive income of $625,000 and $898,092 respectively which related to unrealized gains on available for sale securities.

NOTE 21 - SEGMENT INFORMATION

The Company has three reportable segments: nursing homes, assisted living facilities and a hospital management segment. The nursing home segment owns, operates and manages skilled nursing care facilities. The assisted living facilities segment owns, operates and manages assisted living facilities. The hospital management segment manages acute care hospitals.

The accounting policies of the individual segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance based on the profit or loss from operations before income taxes and, in the case of nursing homes and assisted living facilities on occupancy rates. The Company has chosen not to allocate any general corporate expenses, investment income or assets to its operating segments.

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                  (Continued)

The Company's reportable segments are strategic business units that provide differing levels of health and/or elder care services. They are managed separately because each business requires different employee skills, regulatory approval and reporting, and marketing strategies.

The following provides information with respect to the performance of each of the Company's operating segments:

December 31, 1998:
                                        Assisted
                           Nursing       Living
                            Homes      Facilities   Hospitals       Total
                         -----------  -----------  -----------  ------------

Patient Service Revenue  $60,049,154  $ 4,976,761               $ 65,035,915
Management Fees                                    $ 2,166,305  $  2,166,305
Segment loss             $(7,239,972) $  (787,819) $(2,404,601) $(10,432,392)
Segment Assets           $53,569,820  $ 4,609,497  $      -     $ 58,179,317
Occupancy rate              69.15%       58.13%         N/A           N/A

December 31, 1997:
                                        Assisted
                           Nursing       Living
                            Homes      Facilities   Hospitals       Total
                         -----------  -----------  -----------  ------------

Patient Service Revenue  $31,607,821  $ 1,098,943               $ 32,706,764
Management Fees                                    $   503,577  $    503,577
Segment income (loss)    $(2,302,630) $  (208,158) $    12,839  $ (2,497,949)
Segment Assets           $54,566,885  $ 4,826,723  $    65,942  $ 59,459,550
Occupancy rate              85.70%       42.51%         N/A           N/A

The following schedule reconciles amounts shown above for the segments to the consolidated amounts presented in the Company's financial statements:

                                                 1998            1997
                                              ----------      ----------
Revenues:
 Total revenues for reportable segments       $67,202,220     $33,210,341
 Unallocated amounts:
   Investment Income and other revenues        11,806,234         916,201
   Eliminations and other                      (1,447,839)       (347,398)
                                              -----------     -----------
Total consolidated revenues                   $77,560,605     $33,779,144
                                              ===========     ===========

Total profit or loss from reportable
  segments                                    $(10,432,392)   $(2,497,949)
Unallocated amounts:
 Investment Income                              11,806,234        916,201
 Corporate expenses                             (7,794,099)    (4,763,201)
 Eliminations and other                         (1,497,103)     3,245,447
                                              ------------    -----------
Total consolidated loss before income taxes   $ (7,917,360)   $(3,099,502)
                                              ============    ===========

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                  (Continued)

Assets:
Total assets for reportable segments          $ 58,179,317    $32,706,764
 Unallocated amounts:
   Investments                                   9,647,905     10,083,000
   Other unallocated amounts                    23,465,555     25,978,595
                                              ------------    -----------
Total consolidated assets                     $ 91,292,777    $68,768,359
                                              ============    ===========

NOTE 22 - SUBSEQUENT EVENTS

In January 1999, A Florida hospital which a subsidiary of the Company, NHC, was managing filed for protection under Chapter 11 of the United States Bankruptcy Code. Pursuant to that process, in March 1999, the court agreed to terminate NHC's management agreement. See Note 11 for a description of the agreement and amounts due the Company thereto. As a result of the termination of the management contract, the Company's management believes that certain Bond payments made by NHC on behalf of the hospital will be considered preferential payments and will be returned to NHC. As a result, the Company has established an allowance against amounts owed to it by the Hospital to reflect management's estimate of the amounts it will ultimately collect.

As described in Note 11, in February 1999, the Company as part of a bankruptcy proceeding by the Texas hospital it was managing in 1997 agreed to accept $150,000 as payment for services rendered under the agreement and damages incurred as a result of the early termination by the Hospital of that agreement. All amounts due the Company in excess of the $150,000 had been written off at December 31, 1998.

NOTE 23 - LIQUIDITY

During the years ended December 31, 1998 and 1997, the Company experienced significant operating losses and decline in liquidity as a result of the operating losses incurred and investments made in new facilities. Management believes the operating losses were the result of a) declines in census at specific facilities, b) acquisition of troubled facilities requiring a period of time to turn around operations at those facilities and c) delays in collecting governmental receivables caused by the acquisition of new facilities requiring delayed filings for services rendered.

To improve liquidity and enhance operations, management believes the following plans can be implemented.

  1) The Company has seven facilities which have no mortgage debt and believes that it can raise approximately $11,000,000 through mortgages or sale/lease back financing;
  2) The Company has approximately $9,000,000 in marketable securities which have been financed principally on margin. Over the course of the year, the Company believes it can liquidate these securities and the related margin loan payable and realize approximately $1,500,000;
  3) At December 31, 1998, the Company was owed approximately $8,400,000 from related health care entities. Management expects that those entities will refinance certain facilities and remit approximately $3,100,000 to the Company;

                  NEWCARE HEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                  (Continued)

  4) At December 31, 1998, the Company had a balloon payment of approxi-mately $3,000,000 due during the next year. Management believes that it will be able to refinance this obligation;
  5) During 1998, the Company acquired or leased fourteen new facilities. Management anticipates focusing on turning around these new facili-ties, and enhancing profitability at all facilities by controlling expenditures and enhancing operating efficiencies.

Management believes that the above items are achievable, however, it can provide no assurance that these items will occur. Completion of the financings noted above, are subject to volatile market conditions, which have recently been unfavorable for the health care industry. Any significant changes to any of the facilities operations are subject to review and recission by regulatory authorities.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NEWCARE HEALTH CORPORATION


Dated: April 15, 1999               By:/s/ Darrell C. Tucker
                                       Darrell C. Tucker, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                     CAPACITY                   DATE



/s/ Darrell C. Tucker             President and Director     April 15, 1999
Darrell C. Tucker


/s/ James H. Sanregret            Chief Financial Officer    April 15, 1999
James H. Sanregret                and Treasurer (Chief
                                  Accounting Officer)


/s/ Chris Brogdon                 Chairman of the Board,     April 15, 1999
Chris Brogdon                     Chief Executive Officer
                                  and Director

/s/ Ashok Dalal                   Director                   April 15, 1999
Ashok Dalal


/s/ Harlan Mathews                Director                   April 15, 1999
Harlan Mathews


/s/ Dr. Kishor Karia              Director                   April 15, 1999
Dr. Kishor Karia


_____________________________     Director
Mark P. Clein


/s/ Jeff M. Moore                 Director                   April 15, 1999
Jeff M. Moore