Form 10-Q
period 1999-03-31
NEWCARE HEALTH CORP
filed 1999-05-17
CIK 923020

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1999


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


           6000 Lake Forrest Drive, Suite 200, Atlanta, Georgia 30328
          ------------------------------------------------------------
          (Address of Principal Executive Offices including zip code)


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


There were 12,128,525 shares of the Registrant's Common Stock outstanding as of March 31, 1999.

                           NEWCARE HEALTH CORPORATION
                                   FORM 10-Q

                                     INDEX
                                     -----

                                                                       PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Consolidated Statements of Operations for
         the Three Months Ended March 31, 1999 and 1998                 3

         Unaudited Consolidated Balance Sheet as of March 31,
         1999 and Audited Consolidated Balance Sheet as of
         December 31, 1998                                              4

         Unaudited Consolidated Statements of Cash Flows for
         the Three Months Ended March 31, 1999 and 1998                 6

         Notes to Consolidated Financial Statements                     7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION                             9

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                             15

ITEM 2.  CHANGES IN SECURITIES                                         16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           16

ITEM 5.  OTHER INFORMATION                                             16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              16

         SIGNATURES                                                    17

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                           March 31,        March 31,
                                             1999             1998
                                          (Unaudited)      (Unaudited)
                                          -----------      ----------

Revenue:
 Net patient service revenue              $18,922,884     $12,519,328
 Management fee revenue                       360,571         725,063
 Other operating revenue                      150,757         202,330
                                          -----------     -----------
      Total operating revenue              19,434,212      13,446,721
                                          -----------     -----------
Operating expense:
 Cost of patient services                  15,469,638      10,257,864
 Lease expense                              1,373,340         531,245
 General and administrative                 5,212,957       3,027,458
 Provision for bad debts                      305,438         518,940
 Depreciation and amortization                686,280         531,646
                                          -----------     -----------
      Total operating expense              23,047,653      14,867,153
                                          -----------     -----------

Operating loss                             (3,613,441)     (1,420,432)

Other income (expense)
  Investment income                           134,812         204,632
  Interest expense                         (1,986,383)     (1,604,825)
                                          -----------     -----------
     Other expense, net                    (1,851,571)     (1,400,193)


Loss before income tax benefit             (5,465,012)     (2,820,625)

Income tax benefit                                 --         960,000
                                          -----------     -----------
Net loss                                  $(5,465,012)    $(1,860,625)
                                          ===========     ===========

Basic and diluted net loss
 per common share                         $      (.45)    $      (.16)
                                          ===========     ===========

Weighted average number of common
 shares outstanding                        12,128,525      11,942,970
                                          ===========     ===========

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1999 AND DECEMBER 31, 1998


                                            March 31,       December 31,
                                              1999             1998
                                           (Unaudited)
                                           -----------     ------------
          ASSETS

Current assets
  Cash and cash equivalents               $     6,430      $        --
  Accounts receivable, net                  9,350,151        8,827,216
  Other receivables                         1,038,663          701,616
  Notes receivables - related parties         988,062          988,062
  Due from related party                    9,791,574        8,365,775
  Marketable securities                     8,829,675        9,017,067
  Inventory                                   360,939          360,939
  Deferred taxes                            1,199,539        1,199,539
  Prepaid expense                           1,450,351        1,633,408
                                          -----------      -----------
  Total current assets                     33,015,384       31,093,622
                                          -----------      -----------
Property and equipment, net                54,775,850       54,696,875
                                          -----------      -----------
Other assets:
  Deferred loan costs                       2,094,087        1,945,193
  Deferred lease costs                        475,000          475,000
  Goodwill                                  1,874,815        1,874,815
  Lease acquisition costs                     587,568           74,561
                                          -----------      -----------
                                            5,031,470        4,369,569
Less accumulated amortization                 916,690          772,142
                                          -----------      -----------

Deferred costs, net                         4,114,780        3,597,427

Deposits                                      714,706        1,376,048
Restricted investments, net                   169,665          150,302
                                          -----------      -----------
  Total other assets                        4,999,151        5,123,777
                                          -----------      -----------
Total assets                              $92,790,385      $90,914,274
                                          ===========      ===========

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1999 AND DECEMBER 31, 1998


         LIABILITIES AND SHAREHOLDERS' EQUITY

                                            March 31,       December 31,
                                              1999             1998
                                           (Unaudited)
                                           -----------     ------------
Liabilities and Shareholders' Equity
 Current liabilities:
  Bank overdraft                           $        --      $    40,935
  Notes payable                              1,468,000        1,468,000
  Current maturities of long-term debt       4,512,511        4,433,801
  Borrowings under line of credit           10,336,664        7,655,540
  Margin payable                             7,518,000        7,693,908
  Accounts payable                          15,247,650       11,921,199
  Accrued expense                            8,077,338        6,543,049
  Due to related parties                       710,000          710,000
  Convertible debentures                     5,000,000        5,000,000
  Deferred gain                              2,444,246        2,481,713
                                          ------------     ------------
 Total current liabilities                  55,314,409       47,948,145

Long-term debt, net of
  current maturities                        41,208,245       41,233,386
                                          ------------     ------------
Commitments and contingencies

Shareholders' equity
 Common stock, $.02 par value;
  50,000,000 shares authorized;
  12,128,525 and 12,128,525 issued
  and outstanding, respectively                242,570          242,570
 Additional paid-in capital                 15,507,833       15,507,833
 Accumulated deficit                       (20,449,244)     (14,984,232)
 Other comprehensive income                    966,572          966,572
                                           -----------      -----------
 Total shareholders' equity (deficit)       (3,732,269)       1,732,743
                                           -----------      -----------
Total liabilities and shareholders'
 equity                                    $92,790,385      $90,914,274
                                           ===========      ===========

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                           March 31,        March 31,
                                             1999             1998
                                          (Unaudited)      (Unaudited)
                                          -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                 $(5,465,012)    $(1,860,625)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
   Depreciation and amortization              686,280         531,646
   Deferred taxes                                  --        (960,000)
   Provision for bad debts                    305,438         518,940
   Decrease (increase) in assets
     Accounts receivable                     (828,373)     (2,248,615)
     Other receivables                       (337,047)       (272,145)
     Inventories                              183,057         (42,510)
     Prepaid expenses                         661,342         (31,759)
     Deposits                                      --         237,602
   Increase (decrease) in liabilities,
     accounts payable and accrued expenses  4,823,273        (635,420)
                                           ----------      ----------
Net cash provided by (used in)
  operating activities                         28,958      (4,762,886)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment          (620,707)     (6,423,116)
 Payments of deferred costs                  (661,901)       (826,787)
 Advances to related parties               (1,425,799)     (1,778,687)
 Change in restricted investments             (19,363)      1,464,139
 Change in investments                         11,484      (1,694,591)
 Acquisition deposit                               --      (6,750,000)
                                           ----------     -----------
Net cash used in investing activities      (2,716,286)    (16,009,042)

CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of long-term debt                 (483,865)       (198,918)
 Advances from related parties                     --         681,713
 Proceeds from long-term debt                 537,434       3,835,944
 Change in line of credit                   2,681,124         333,759
 Proceeds from notes payable-
   acquisition deposit                             --       6,750,000
 Proceeds from convertible debentures              --       5,000,000
 Proceeds from issuance of common stock            --       2,546,785
 Bank overdraft                               (40,935)             --
                                           ----------       ---------
Net cash provided by
 financing activities                       2,693,758      18,949,283
                                           ----------      ----------
Net decrease in cash                            6,430      (1,822,645)

Cash and cash equivalents at beginning
 of period                                         --       2,297,599
                                           ----------       ---------
Cash and cash equivalents at end of
 period                                   $     6,430      $  474,954
                                           ==========       =========

NEWCARE HEALTH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-24110.

     In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all necessary adjustments to present fairly the financial position, the results of operations and cash flows for the periods reported. All adjustments are of a normal recurring nature.

NOTE 2.  ACCOUNTS RECEIVABLE AND COST REIMBURSEMENTS

     Net patient service revenue is reported at the estimated net realizable amounts receivable from residents, third-party payors and others for services rendered. Patient service revenue is derived primarily from services to retirement center residents and skilled nursing facility patients. Retirement Center residents typically pay rent in advance of the month for which it is due. Skilled nursing facility patients are predominately beneficiaries of the Medicare and Medicaid programs.

     For cost reporting periods commencing prior to July 1, 1998, the Medicare program reimbursed skilled nursing facilities on the basis of allowable costs subject to certain limitations. Payments were received throughout the year at amounts estimated to approximate costs. Following year end, cost reports are filed with the Medicare program and final settlements are made. Provisions for Medicare settlements are provided in the financial statements for the period the related services are rendered. Differences between the amounts accrued and final settlements are reported in the year of settlement.

     In 1997, Congress passed the Balanced Budget Act of 1997 which provides for a phase-in of a prospective pay system ("PPS") for skilled nursing facilities over a four-year period. Under PPS, Medicare will pay skilled nursing facilities a fixed fee per patient day based on the acuity level of the patient. During the phase-in, the rate paid to the facility will be a blended rate based on the facility's historical costs and a per diem rate.
PPS became effective for the cost reporting periods beginning on or after July 1, 1998. Management does not believe that this change in the reimbursement system will have a material affect on the Company's operations.

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

NOTE 4.  RELATED PARTY TRANSACTIONS

     In July 1997, the Company loaned $990,000 to several of the Company's Directors, Officers and other related parties. The proceeds were used to purchase stock from several former shareholders. The loans bear a 10% interest rate and are due on December 31, 2000.

     The Company had net receivables from related parties of $9,081,574 and $7,655,775, at March 31, 1999 and December 31, 1998, respectively.

NOTE 5.  LONG-TERM DEBT

     Long-term debt consisted of the following at March 31, 1999 and December 31, 1998:

                                            March 31,       December 31,
                                              1999              1998
                                          -----------       ------------
Amounts outstanding under Revenue Bonds
  secured by nursing facilities           $ 5,650,000       $ 5,650,000

Other debt secured by retirement,
  hospitals and nursing facilities         39,941,972        39,947,566


Other debt                                    128,784            69,621
                                          -----------       -----------
                                           45,720,756        45,667,187

Less: current maturities                    4,512,511         4,433,801
                                          -----------       -----------
Total long-term debt                      $41,208,245       $41,233,386
                                          ===========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31,
1998

     Revenues from continuing operations for the three months ended March 31, 1999 totaled $19,434,212 versus $13,446,721. The 45% increase in revenues was positively impacted by the number of facilities operated during the current period compared to the year earlier. At March 31, 1999, the Company owned, leased or managed twenty-eight (28) nursing homes, five (5) assisted living centers, and two (2) hospitals. At March 31, 1998, the Company owned, leased or managed twenty-one (21) nursing homes, three (3) assisted living centers, and three (3) hospitals. Net patient service revenues rose 51% to $18,922,884 in the March 1999 quarter compared to the same period in 1998. Management fee revenues dropped to $360,571 in the current period from $725,063 reported last year, as the two hospital management contracts from last year were terminated and were replaced by one management contract affecting the current period.
All other operating revenues totaled $150,757 in the March 1999 quarter compared to $202,330 in 1998.

     Operating expenses for the three months ended March 31, 1999 totaled $23,047,653 compared to $14,867,153 reported for the three months ended March 31, 1998. The cost of patient services increased 51% in the current period from a year earlier, matching the growth in patient service revenues resulting from the increase in facilities operated. Lease expense totaled $1,373,340 in 1999 versus $531,245 in 1998, as the number of leased facilities increased from three (3) at March 31, 1998 to ten (10) at March 31, 1999. Provision for bad debts decreased from $518,940 in 1998 to $305,438 in 1999, as the previous year's results included reserves tied to management fees accrued at one of the hospitals the Company managed.

     General and administrative costs increased to $5,212,957 in the March 1999 quarter from $3,027,458 in the March 1998 quarter, and was impacted by the growth in operations which resulted in increases in corporate salaries, insurance, supplies, travel expenses, legal and audit fees. In addition, the current period was impacted by the costs associated with several senior officers and staff members joining the Company from Retirement Care Associates after its merger with Sun HealthCare Group on July 1, 1998. Depreciation and amortization expense totaled $686,280 for the three months ended March 31, 1999 versus $531,646 for the three months ended March 31, 1998, with the increase principally resulting from the increase in facilities.

     The operating loss for the three months ended March 31, 1999 was $3,613,441 compared to an operating loss of $1,420,432 incurred for the three months ended March 31, 1998. The increase in operating losses in the current period was mainly attributable to a decline in average census, or percent of beds occupied, at the Company's nursing homes. For the March 1999 quarter, this census was 77.29% compared to a census of 79.65% in the March 1998 quarter. In addition, increases in certain expense categories, particularly in the administrative area, also adversely affected the results in the current period.

     Partially offsetting the decline in census at the nursing homes was a slight improvement in the payer mix. For the current period, the generally higher Medicare and private rates comprised 7.2% and 16.0%, respectively, of the payer mix versus 6.1% and 14.0%, respectively, for the same period last year.

     In addition, the assisted living facilities recorded an increase in census from year ago, rising to 61.76% versus 52.30%. The single hospital owned by the Company had a significant increase in census, rising to 50.7% in the current period from 21.45 last year. This was offset, however, by an increase in lower paying Medicaid patients.

     Interest expense for the three months ended March 31, 1999 totaled $1,986,383 compared to $1,604,825 for the three months ended March 31, 1998, principally the result of higher borrowings under the Company's line of credit. Investment income was $134,812 in the current period versus $204,632 last year.

     The pre-tax loss in the current quarter was $5,465,012 versus a pre-tax loss of $2,820,625 reported last year. The net loss for the three months ended March 31, 1999 was $5,465,012 ($0.45 basic and diluted per common share) compared to a net loss, after an income tax benefit, of $1,860,625 ($0.16 basic and diluted per common share) for the three months ended March 31, 1998. The weighted average number of common shares outstanding for the March 1999 quarter was 12,128,525 versus 11,942,970 for the March 1998 quarter.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company had a deficit of $22,299,025 in working capital compared to a $16,854,523 deficit at December 31, 1998. The decrease in working capital is primarily a result of the net loss of $5,465,012 for the quarter ended March 31, 1999. The Company has experienced significant operating losses and a decline in liquidity as a result of the operating losses and liquidity shortfalls and investments made in new facilities. Management believes the operating losses were the result of (a) declines in census at specific facilities, (b) acquisition of troubled facilities requiring a period of time to turn around operations at those facilities, and
(c) delays in collecting governmental receivables caused by the acquisition of new facilities requiring delayed filings for services rendered.

     To improve liquidity and enhance operations, management believes the following plans can be implemented:

     1) The Company has seven facilities which have no mortgage debt and believes that it can raise approximately $11,000,000 through mortgages or sale/leaseback financing;

     2) The Company has approximately $9,000,000 in marketable securities which have been financed principally on margin. Over the course of this year, the Company believes it can liquidate these securities and the related margin loan payable and realize approximately $1,500,000;

     3) At March 31, 1999, the Company had a balloon payment of approximately $3,000,000 due during the next year. Management believes that it will be able to refinance this obligation;

     4) During the twelve months ended December 31, 1998, the Company acquired or leased fourteen new facilities. Management anticipates focusing on turning around these new facilities, and enhancing profitability at all facilities by controlling expenditures and enhancing operating efficiencies.

     Management believes that the above items are achievable. However, it can provide no assurance that these items will occur. Completion of the financing noted above are subject to very volatile market conditions, which have recently been unfavorable for the health care industry. Any significant changes to any of the facilities operations are subject to review and rescission by regulatory authorities.

     During the three months ended March 31, 1999, cash provided by operating activities totaled $28,958 versus cash used in operating activities of $4,762,886 at for the three months ended March 31, 1998. The primary reason for the increase in cash provided by operating activities was an increase in accounts payable and accrued liabilities, depreciation and amortization, and provision for bad debts. These were offset to a certain degree by increases in accounts receivable and other receivables.

     Cash used in investing operations for the three months ended March 31, 1999 totaled $2,716,286 for the three months ended March 31, 1999. Cash was used for the purchase of property and equipment of $620,707, payments of deferred costs of $661,901, and advances to related parties of $1,425,799.

     Cash provided by financing activities for the three months ended March 31, 1999 totaled $2,693,758 and consisted of proceeds of $2,681,124 from lines of credit and the issuance of long-term debt of $537,434. Repayments of long-term debt totaled $483,865.

     The Company has no commitments for material capital expenditures. However, the Company intends to continue to lease, purchase and mortgage additional facilities in the future. The Company intends to use long-term debt financing in connection with the purchase of any additional facilities on terms which can be paid out of the cash flow generated by the property.

     The Company believes that its long-term liquidity needs will generally be met by cash flows from operations and it will be able to obtain, when necessary, extensions of its current line of credit and/or secure other financing from the private or public sector.

FACILITIES

     Listed below are the facilities operated by the Company at March 31, 1999:

                                                             Number
Occupancy
Skilled Nursing Facilities       Location         Type       of Beds  at
3/31/99
Emory Nursing Home               Georgia          Owned          40      97.5%
Ft. Valley Nursing Center        Georgia          Owned          75      95.1
Pecan Manor                      Georgia          Leased         60      85.9
Rest-Awhile Nursing              Georgia          Owned          64      93.5
Whigham Nursing Center           Georgia          Leased        143      97.7
Windward Nursing Center          Georgia          Owned         100      96.2
Central Tampa Nursing Home       Florida          Owned         100      71.3
Dania Nursing Home               Florida          Owned          88      49.0
Oak Manor Nursing Home           Florida          Owned         180      87.6
Suncoast Nursing Home            Florida          Owned          59      71.4
NewCare Nursing of Venice        Florida          Owned         117      46.7
Victoria Martin Nursing Home     Florida          Owned          38      58.7
Wakulla Manor                    Florida          Owned         120      90.5
Coffeyville Nursing Home         Kansas           Leased         45      66.5
Salina Nursing Home              Kansas           Leased         60      46.9
Great Plains Rehab & Nursing
 Center of Olathe                Kansas           Owned         104      90.9
Great Plains Rehab & Nursing
 Center of Bonner Springs        Kansas           Leased         50      90.8





Park Place Nursing Home          Texas            58% Owned     102      81.8
Rosewood Rehab & Care Center     Texas            Leased        185      47.2
Woodland Park                    Texas            Leased         99      90.7
Meadowood Nursing Home           Massachusetts    Leased        120      95.8
Elms Nursing Home                Massachusetts    Owned          82      57.0
Oak Manor Nursing Home           Massachusetts    Owned          60      86.1
Pine Manor Nursing Home          Massachusetts    Owned         100      70.4
                                                             ------     -----
                           Totals                             2,191     77.6%

                                                             Number
Occupancy
Assisted Living Facilities       Location         Type      of Units  at
3/31/99

Oak Manor Villas Ret. Center     Florida          Owned         224     42.2%
Remington House-New Port Richie  Florida          Leased        170     76.0
Pine Valley                      Alabama          Leased        110     83.2
                                                             ------    -----
                           Totals                               504     62.5%

                                                             Number
Occupancy
Hospitals                        Location         Type       of Beds  at
3/31/99

Meadowbrook Rehab Hospital       Kansas           Owned         84      53.3%


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

     In discussions with the Company's outside payroll provider, the Company received a comprehensive detailed listing of all applications and systems currently being worked on. In addition, information received stated "We have been addressing the challenges of the Y2K for the last several years and have the technical, financial and human resources in place to successfully address them."

     Information on other entities which interact with the Company is not available at this time, but it is felt that the four entities specifically identified above could potentially have a material adverse impact on the Company if issues related to Year 2000 are not addressed successfully.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

     In May 1999, each of the corporate and individual defendants, including the Company, filed an Answer and Counterclaim against Sun and the other plaintiffs. In the answer, the Company denies having committed any wrongdoing. The counterclaims by various defendants include allegations of negligent misrepresentation, fraud and deceit, securities fraud, unjust enrichment, breach of contract, as well as tortious conduct and conversion by Sun and several of its subsidiaries. The Answer and Counterclaim also outlined allegations of additional misconduct by Sun and other individuals and entities which may be raised in this or other litigation which may be filed against Sun and its subsidiaries and affiliates.

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

     In December 1998, Gloworth moved the court for leave to amend its Compliant to add a claim for punitive damages. Defendants have opposed that motion, which has not yet been ruled on by the court. In January 1999, Gloworth filed its motion seeking the appointment of a receiver for the Partnership pending the resolution of this action. Defendants opposed that motion. Although an evidentiary hearing on that motion was begun on January

22, 1999, it was terminated before completion and no ruling has been made on Plaintiff's motion. Rather, the court has decided to consider Gloworth's request for a receiver along with its other claims at trial. The case is presently in discovery. A bench trial on all matters involved in this litigation has been rescheduled for October 1999. Defendants intend to vigorously oppose Gloworth's motion for a receiver as well as all of Gloworth's other claims for relief at trial.

     On March 9, 1999, Bell filed a motion for summary judgment on Defendant's Third Party Complaint. Defendant's intend to vigorously oppose that motion, which is scheduled for hearing by the Court in October 1999.

ITEM 2.  CHANGES IN SECURITIES.  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.  OTHER INFORMATION.  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 27      Financial Data Schedule    Filed herewith
                                                     electronically

     (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the three months ended March 31, 1999.

                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NEWCARE HEALTH CORPORATION


Date:   May 17, 1998                By/s/ Darrell C. Tucker
                                      Darrell C. Tucker, President



                                    By/s James H. Sanregret
                                      James H. Sanregret, Chief Financial
                                       Officer and Treasurer

                                EXHIBIT INDEX

EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically